Form 10-K
period 2024-12-31
EQT Infrastructure Co LLC
filed 2025-03-31
CIK 2032019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 000-56691

EQT Infrastructure Company LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-3884445
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1114 Avenue of the Americas, 45th Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

(917) 281-0850

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Securities registered pursuant to Section 12(g) of the Act:

Class I Shares

Class S Shares

Class T Shares

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

There is currently no established public market for the Registrant’s Shares.

As of March 31, 2025, the registrant had 40 Class Q Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Special Note Regarding Forward-Looking Statements

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this Annual Report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the portfolio companies we own and control;

•	the impact of the acquisitions that we expect to make;

•	our ability to raise sufficient capital to execute our acquisition strategies;

•	the ability of the Manager (defined herein) to source adequate acquisition opportunities to efficiently deploy capital;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financing arrangements;

•	changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the Manager or any of its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we own and control portfolio companies;

•	our use of financial leverage;

•	the ability of the Manager to identify, originate the acquisition of and support our portfolio companies;

•	the ability of the Manager or its affiliates to attract and retain highly talented professionals;

•	our ability to structure acquisitions and joint ventures in a tax-efficient manner and the effect of changes to tax legislation and our tax position; and

•	the tax status of the enterprises through which we own and control portfolio companies.

In addition, words such as “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters, epidemics or other events having a broad impact on the economy; and

•	future changes in laws or regulations and conditions in our operating areas.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved. These forward-looking statements apply only as of the date of this Annual Report on Form 10-K. Moreover, we assume no duty and do not undertake to update the forward-looking statements except as required by law.

Summary of Risk Factors

The following is only a summary of the principal risks that may materially and adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the complete discussion of risk factors we face, which are set forth in “Item 1A. Risk Factors.” Capitalized terms have the meanings provided in this Annual Report on Form 10-K.

Risks Related to Our Business

•	Difficult market and economic conditions can adversely affect our business in many ways.

•

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations including our ability to make distributions.

•	We may face sector-specific risks in highly competitive markets that could materially and adversely affect the performance of our portfolio companies.

•	Geopolitical developments outside of our control can materially and adversely impact us.

•	Regulations may limit our ability to raise capital, increase the costs of capital and may subject us to penalties.

•	Operational risks, including those relating to third parties, may disrupt our businesses.

•	Compliance with environmental laws and regulations may result in substantial costs to us.

•	Risk management activities may not be effective and, consequently, may adversely affect our returns.

•	We, or our portfolio companies, may need to incur financial leverage, resulting in additional risks.

•	Force majeure events may adversely affect our assets.

•	Focus by stakeholders on matters related to sustainability may adversely affect our business.

Risks Related to Our Portfolio Companies and Industry Focus

•	Our acquisitions and holdings may be subject to a number of inherent risks.

•

We may acquire interests in portfolio companies through arrangements with third parties, including a minority interest, to the extent consistent with maintaining our exclusion from the Investment Company Act.

•	We may enter into Joint Ventures with third parties to acquire portfolio companies, which could result in shared decision-making authority and conflicts of interest.

•

We may acquire companies with specific additional risks, including: renewable energy companies; companies subject to commodity price risk and energy industry market dislocation; companies that may be exposed to interest rate risk; companies vulnerable to inflation; companies engaged in energy storage technologies; emerging companies heavily dependent on new technologies, patents, trademarks and other intellectual property; companies involved in the technology industry; companies involved in the media industry; companies based outside of the U.S.; and companies based in Asia.

•

Fluctuations in exchange rates could adversely affect the U.S. dollar value of portfolio companies, interest, dividends and other revenue streams received by us, gains and losses realized on the sale of portfolio companies and the amount of distributions, if any, to be made by us.

Risks Related to Our Structure

•	We will depend on the Manager and EQT to achieve our business objectives and will rely on portfolio companies’ management teams to implement any agreed-upon business plans.

•	Conflicts between EQT or its affiliates and us regarding syndication of portfolio companies and warehousing may not be resolved in our favor.

•	We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.

•	Extensive regulation of the Manager’s business may impede its ability to manage our portfolio companies.

•	Our LLC Agreement will eliminate certain fiduciary duties of our Board and include a jury trial waiver and exclusive forum provision, all of which could limit available Shareholder remedies.

•

EQT, the Manager, their respective affiliates, our directors, officers and certain service providers will be entitled to exculpation and indemnification resulting in limited right of action for shareholders.

•	We will have certain reporting obligations not applicable to private companies, which require significant expenditures.

•	We could be subject to review and approval by U.S., European, UK, Asian or other regulatory agencies, resulting in limitations or restrictions on our acquisitions and joint ventures.

•	We could become subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code.

•	Failure to comply with data protection and Privacy Laws and cybersecurity risks could result in costly interruptions in our business and reputational damage.

•	Artificial intelligence could increase competitive, operational, legal and regulatory risks to our business in ways that we cannot predict.

Risks Related to an Investment in Our Shares

•	There is no market for the Shares and shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases.

•	We may amend the LLC Agreement without shareholder approval and shareholders will not be entitled to vote for the election of directors or have any right to influence or control our operations.

•	We do not expect to make distributions on a regular basis.

•	Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.

•	Monthly NAV calculations are not governed by governmental or independent rules or standards.

•	We are a new company and have a limited operating history.

•

Due to the nature of our holdings in portfolio companies, shareholders have limited liquidity and may not receive a full return of their invested capital if they elect to have their Shares repurchased by us.

•	We may require a shareholder to have its Shares repurchased at any time in our sole discretion.

•	Payment of the Management Fee or Performance Allocation in Shares will dilute a shareholder’s interest in us.

Risks Related to Acquisitions of Debt Securities, Preferred and/or Structured Equity Securities

•

We may hold corporate bonds, and we may invest in loans, convertible securities and securitization vehicles or other special purpose entities, including commercial mortgage-backed securities and residential mortgage-backed securities, which may involve additional risk.

Risks Related to Taxation

•

If we (including certain of our operating subsidiaries) were to be treated as a corporation for U.S. federal income tax purposes as a result of the application of the publicly traded partnership rules, being required to register under the Investment Company Act or otherwise, we would be liable for corporate income tax and the value of our Shares might be adversely affected.

•	Tax-exempt organizations may face U.S. tax consequences from owning Shares if we generate UBTI.

•	If we were engaged in a U.S. trade or business, non-U.S. persons would face certain material adverse U.S. tax consequences from owning Shares.

v

Part I

Item 1.	Business.

References herein to “EQIC,” “Company,” “we,” “us,” or “our” refer to EQT Infrastructure Company LLC, a Delaware limited liability company, and its subsidiaries unless the context specifically requires otherwise.

General Development of Business

EQT Infrastructure Company LLC was formed as a Delaware limited liability company on June 20, 2024 and we operate our business in a manner permitting us to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures formed between us and other sources of capital (“Joint Ventures”). Our portfolio companies will include existing or new companies, businesses, or ventures that are primarily operating in the infrastructure space. We have not yet commenced commercial operations.

We will own and control Joint Ventures that, directly or indirectly, own majority and/or primarily controlling stakes in portfolio companies that are primarily operating in the infrastructure space, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies that are primarily operating in the infrastructure space. We anticipate owning and controlling portfolio companies through Joint Ventures organized in the geographies and sectors where EQT is active, currently including North America, Europe and Asia Pacific, and in infrastructure sectors such as digital, energy & environmental, transport & logistics and social infrastructure. The geographies and sectors in which EQT is active (and in which the Company may therefore acquire portfolio companies) may evolve over time. Over time, we expect to own a portfolio that consists primarily of controlled portfolio companies operating in the infrastructure space that generate attractive risk-adjusted returns. We intend to fund these acquisitions using proceeds raised from the continuous offering of our securities and distributions from existing portfolio companies, and eventually by opportunistically recycling capital generated from dispositions of portfolio companies.

We are sponsored by EQT and will aim to leverage its global expertise and platform. We will appoint the Manager to assist us with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that we control. The past performance of any EQT Vehicle (defined herein) and the acquisitions that they have made provide no assurance of future returns or results of the Company’s acquisitions and there can be no assurance that the Company will achieve the same or similar performance to any EQT Vehicle.

We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through one or more wholly-owned operating subsidiaries (each an “Operating Subsidiary”). In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of portfolio companies we initially intend to acquire, see “—Acquisition Strategies” below. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Venture will vary from acquisition to acquisition.

The Company will be governed by a board of directors (the “Board”), which consists of six directors, half of whom are independent under the rules of the New York Stock Exchange. The Board will oversee the management of the Company and the performance of the Manager. See “Item 10. Directors, Executive Officers and Corporate Governance.” Actual or potential conflicts of interest will arise from time to time between the Company, EQT and the EQT Vehicles. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Our audit committee (the “Audit Committee”), comprised of independent directors, is expected to approve policies for handling actual and potential conflicts of interest and may be called upon from time to time to approve specific conflicts of interest.

Our executive committee (the “Executive Committee”) is ultimately responsible for making significant capital allocation decisions recommended by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures. See “Item 10. Directors, Executive Officers and Corporate Governance.” Our Executive Committee and Company management team will be composed of Company officers and/or employees of EQT who will be assigned or seconded to the Company pursuant to a management agreement with the Manager (the “Management Agreement”). We will pay for all expenses related to the services performed for the Company by such persons, including the compensation of our seconded officers, employees and other personnel.

We expect to conduct a continuous private offering of our Shares (i) to accredited investors (as defined in Regulation D under the Securities Act of 1933 (as amended, “Securities Act”)) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act) in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S (the “Private Offering”). We currently offer two classes of investor shares: Class I Shares and Class S Shares (collectively, “Investor Shares”). Class E Shares, Class Q Shares, Class T Shares and Class H Shares (collectively, “EQT AB Group Shares”) will be held only by EQT AB Group, certain of its affiliates, employees, officers and directors and the Company’s employees, officers and directors and are not being offered to other investors. “Shares” collectively refer to our Investor Shares and EQT AB Group Shares.

For the 2025 fiscal year, we plan to acquire interests in Joint Ventures using proceeds of the Private Offering and/or contributions of such interests by affiliates of EQT AB Group in exchange for cash and/or Class E Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—Conflicts between EQT or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.” The Company intends to begin its Private Offering and complete its Initial Offering (defined herein) during the second half of the 2025 fiscal year. Prior to doing so, the Company intends to enter into a dealer-manager agreement with the Dealer-Manager (defined herein), and the Company expects that the Dealer-Manager will enter into one or more distribution agreements with broker-dealers in respect of the Company’s Investor Shares. Additionally, in advance of the Initial Offering, the Company intends to enter into the Management Agreement, pursuant to which the EQT Partners Inc. (the “Manager”) is expected to provide executive and administrative personnel, office space, office services and other operational infrastructure for the Company. In identifying potential acquisition targets, the Company expects to rely, pursuant to the Management Agreement, on the Manager’s sourcing capabilities, which in turn will leverage EQT’s real assets platform to target opportunities. In making acquisition recommendations to the Company, the Manager will also consider resources made available across EQT’s real assets platform that supports the daily activities of EQT’s real assets business. This platform has a broad spectrum of capabilities spanning operational, financial-, macro- and stakeholder-related areas. The Manager will also seek insights for potential acquisition opportunities from EQT’s network of Advisory Professionals. Subject to the oversight of the Company’s Board and the Executive Committee, the Company expects that the Manager will assist with the Company’s ownership and control of portfolio companies consistent with the Company’s objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term capital appreciation.

We intend to operate our business so that we are not an investment company under the Investment Company Act. In particular, we intend to operate our business so that less than 40% of the value of our total assets (exclusive of cash items and U.S. government securities) consists of “investment securities” within the meaning of the Investment Company Act. Our assets will consist almost entirely of general partner interests in our Joint Ventures, which are not investment securities within the meaning of the Investment Company Act. Although certain investments in our Liquidity Portfolio may be considered investment securities, we intend to operate our business so that these investment securities (and other investment securities held by the Company) do not exceed 40% of the value of our total assets (exclusive of cash items and U.S. government securities). In addition, we intend to operate our business so that we are not and do not hold ourselves out as proposing to be, engaged primarily in the business of investing, reinvesting or trading in securities. The Company is a business conglomerate, and through its wholly-owned subsidiaries, the Company will be engaged primarily in the business of owning and controlling its Joint Ventures, which in turn are engaged primarily in the business of owning and controlling portfolio companies operating in the infrastructure space. See “Item 1A. Risk Factors—Risks Related to Our Structure—We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.”

EQT AB and/or any of its direct or indirect subsidiaries (“EQT AB Group”) and/or investment vehicles or other arrangements and any of their respective successors, in each case, managed and/or operated and/or advised by EQT AB Group (the “EQT Vehicles”) are collectively referred to herein as “EQT.”

The Manager

We will hire the Manager, a wholly-owned subsidiary of EQT AB Group and an investment adviser registered under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), to provide management services to the Company pursuant to the terms of the Management Agreement. The Manager will support the Company in working towards our objective of generating attractive risk-adjusted returns by helping the Company in identifying, acquiring, owning and controlling portfolio companies through Joint Ventures organized in the geographies and sectors where EQT is active, currently including North America, Europe and Asia Pacific, and in infrastructure sectors such as digital, energy & environmental, transport & logistics and social infrastructure.

EQT is a purpose-driven global investment organization focused on active ownership strategies. With a Nordic heritage from its roots in Sweden and a global mindset, EQT has a track record of almost three decades of delivering attractive returns, and has made investments across multiple geographies, sectors and strategies. EQT has investment strategies covering all phases of a business’ development, from start-up to maturity.

EQT was established in 1994 (then known as EQT Partners) by Investor AB, a Swedish industrial holding company founded by the Wallenberg family over a century ago, together with Conni Jonsson and certain institutional investors. Their idea of starting a private equity firm, built upon the investment philosophy of the Wallenberg family and the Nordic values of ownership and company development, was born in the early 1990s. The founders formed a private equity advisory firm with the ambition to combine the industrial heritage of the Wallenberg family with financial expertise to advise funds on investing in and improving businesses. The firm focuses on values of leadership with respect, a willingness for constructive and challenging dialogue and management with clear and distinct responsibilities for management, directors and owners. In 2019, EQT AB’s ordinary shares were listed on Nasdaq Stockholm.

Throughout its history, EQT has taken a purpose-driven approach to developing companies and preparing them for the future. EQT seeks to invest in good companies across multiple geographies with a mission to help them develop into great and sustainable companies. By providing access to ownership skills and operational expertise, EQT aims to help portfolio companies and assets grow and prosper under the EQT Vehicles’ ownership and thereafter. EQT uses a thematic investment strategy and distinctive value-creation approach, with a view to generate strong returns while also making a positive impact.

EQT is guided by a set of core values, a strong corporate culture rooted in its founders’ entrepreneurial mindset, and a philosophy of long-term ownership that is “more than capital.” EQT’s vision, to be the most reputable investor and owner, is reflected in its core values of being respectful, entrepreneurial, high performing, transparent and informal.

EQT aims to be a thought leader in the private markets industry and has evolved from one of the first private equity firms in Northern Europe to expand its geographical presence, build a global, diversified fund investor base, and scale and establish new strategies that leverage the strength and scalability of its operating platform.

The Manager, EQT Partners Inc., is a Delaware corporation formed in 2007. It is a wholly-owned subsidiary of EQT Partners AB, which in turn is wholly-owned by EQT AB. The Manager generally acts as an adviser to the general partners and managers of privately offered investment funds that are advised by affiliates of EQT AB across EQT’s private equity, infrastructure, venture and life sciences strategies. As of December 31, 2024, the Manager provided investment advisory services with respect to approximately $34 billion of assets on a nondiscretionary basis. Additionally, as of December 31, 2024, the Manager had approximately 184 full and part-time employees (excluding clerical workers) and had offices in the United States in New York, NY and San Francisco, CA. The board of directors of the Manager consists of Erik Gunnarsson, Josefin Nowén Wirkkala, Alex Darden and Suzanne Donohoe, and Alex Darden serves as its President.

Pursuant to the Management Agreement, the Manager will be entitled to receive a management fee (the “Management Fee”) and expense reimbursements. So long as the Management Agreement has not been terminated, EQT AB Group will also receive a performance allocation (the “Performance Allocation”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Allocation” for additional information.

We have entered into an Amended and Restated Expense Limitation and Reimbursement Agreement with the Manager (as amended, the “Expense Limitation Agreement”), pursuant to which the Manager will agree to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2026, so that, for any fiscal year, the Company’s annual “Specified Expenses” (defined herein) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement” for additional information.

Acquisition Strategies

Overview

We seek to generate attractive risk-adjusted returns through acquiring, owning and controlling portfolio companies, primarily through Joint Ventures. We will primarily focus on portfolio companies operating in the infrastructure space in the geographies and infrastructure sectors where EQT is active. The Company may also selectively explore opportunities outside of these geographies and sectors for acquisitions, where EQT can leverage its previous transaction experience and sector knowledge across countries as well as the network of experienced, knowledgeable group of individuals who are not directors or officers of any member of EQT AB Group and who provide a pool of knowledge and experience to EQT on a consultancy basis (the “EQT Industrial Advisors”) which supports the general partners and/or managers of EQT Vehicles (the “EQT Network”).

The Company will primarily seek to acquire primary or majority control stakes in portfolio companies through its Joint Ventures formed alongside EQT Vehicles among EQT’s business lines. See “—EQT Business Lines.” The Company may also seek to pursue, on an opportunistic basis, acquisitions of companies in circumstances where it is able to exercise significant influence with respect to such companies, even where it does not have primary or majority control. The Company has not yet commenced commercial activities and as such neither owns nor has acquired any portfolio companies.

While we expect the nature of the business of the portfolio companies that we acquire in Joint Ventures alongside each of the aforementioned business lines will be different, set forth below is a description of the themes, sectors, and characteristics of the portfolio companies historically, or expected to be, targeted for acquisition by EQT Vehicles within such business lines:

•

EQT Value-Add Infrastructure: EQT Vehicles within the EQT Value-Add Infrastructure business line target strong-performing infrastructure companies that their manager believes provides essential services to society. Target companies typically have long-term stable or growing underlying demand, demonstrate a path to predictable cash flows through longer-term contract base, regulation and/or high entry barriers and have an asset-based, long term contracted or otherwise well-protected business model, and/or showcase clear value creation potential through operational efficiency, growth and strategic repositioning. EQT Vehicles in this business line have a significant history in making acquisitions focused on (i) digital infrastructure, which includes portfolio companies that enable reliable connectivity and power cloud adoption, (ii) energy and environmental infrastructure, which includes portfolio companies operating in the electric vehicle charging space and waste solutions companies, (iii) transport and logistics, which includes portfolio companies in the rail transportation and shipping industries and (iv) social infrastructure, which includes portfolio companies in the elder care industry.

•

EQT Active Core Infrastructure: EQT Active Core Infrastructure targets companies that provide essential services to society and offer a distinct and attractive risk-return proposition based on stable cash yield generation, inflation protection, low volatility, and pursuit of longer-term value creation opportunities. EQT Active Core Infrastructure has a longer hold ownership horizon of 15 to 25 years and targets portfolio companies that have traditionally fallen outside the scope of EQT Value-Add Infrastructure’s mandate. EQT Vehicles in this strategy have historically targeted portfolio companies in the (i) energy sector, which includes a portfolio company operating in the solar, wind and battery storage business, (ii) technology sector, which includes an operator of critical digital infrastructure sites (e.g., ground, tower, rooftop and in-building cell site properties), and (iii) energy and environment sector, which includes a provider of smart water and heat submetering in Europe.

•

EQT Transition Infrastructure: EQT Transition Infrastructure will target infrastructure and related assets or development projects, with a primary focus on investments: (i) requiring scaling over time and distributed capital expenditure and (ii) facilitating the transition across industries and/or sectors to clean energy and/or a more resource efficient, circular economy. EQT Transition Infrastructure is expected to focus on certain sub-sectors within this space, which include energy storage, energy-as-a-service, electric vehicles, next generation recycling and biogas & biomethane.

The foregoing descriptions of themes, sectors and portfolio companies targeted for acquisition by EQT Vehicles within certain business lines within EQT’s Real Assets business segment, and the record and expectations of acquisitions and dispositions of portfolio companies within these business lines, are intended to elaborate on the nature of the business of the Company’s potential portfolio companies. There can be no assurance that the Company will be able to form Joint Ventures with EQT Vehicles that successfully acquire portfolio companies with any of the foregoing characteristics. The manager of each EQT Vehicle within the business lines referred to above may continuously develop its views on underlying sector trends. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and EQT to achieve our business objectives.”

EQT Business Lines

We will rely on the Manager to identify and facilitate opportunities for the Company to acquire, own and control portfolio companies. EQT currently has two business segments: Private Capital and Real Assets. Within these business segments, EQT currently has nine private market investment business lines that, between them, cover the full spectrum of a business’ development, from start-up to maturity. The Real Assets business segment currently consists of the following private market business lines: EQT Value-Add Infrastructure, EQT Active Core Infrastructure, EQT Transition Infrastructure and EQT Real Estate. EQT is continuously developing its global ecosystem of investment strategies and business lines. We expect to own portfolio companies through Joint Ventures primarily alongside EQT Vehicles in the following business lines: EQT Value-Add Infrastructure, EQT Active Core Infrastructure and EQT Transition Infrastructure, however, we may form Joint Ventures with EQT Vehicles in any of EQT’s current and future investment strategies and business lines.

EQT’s Active Ownership Model

EQT’s active ownership model includes tools focused on promoting growth and developing EQT Vehicles’ portfolio companies through digitalization, sustainability and operational excellence. The key principles of EQT’s active ownership model outlined below are used across most of EQT’s acquisition strategies:

•

Thematic and sector-based approach: EQT applies a thematic mindset in deal sourcing, which is guided by underlying macro trends to target high-quality companies with significant sustainable growth potential in attractive industries with secular growth drivers and strong downside protection.

•

Local-with-locals: EQT believes that local knowledge, local business relationships, local presence and access to local deal flow are all critical to securing a competitive edge in private markets. For this reason, the EQT Vehicles’ acquisition strategies focus on a “local-with-locals” approach to combine extensive local knowledge and cultural understanding with deep global sector expertise.

•

EQT Network: EQT has built a global network of industrial advisors with a variety of backgrounds, including entrepreneurs and current or former executives of major international corporations. The advisors in the EQT Network add operational and strategic expertise as well as experience to the EQT Vehicles’ portfolio companies and assets. During an acquisition process, advisors give recommendations to investment committees independently of the advisory professionals EQT Partners (“Advisory Professionals”), resulting in more impartial advice. “EQT Partners” refer to of EQT Partners AB and/or certain of its affiliates, subsidiaries, parent or branches appointed as advisors and/or sub-advisors to the general partners, managers and/or operators of certain EQT Vehicles, as the context requires.

•

Value Creation Support: EQT applies an integrated framework of tools to support value creation and performance in the EQT Vehicles’ portfolio companies and assets. The framework includes value creation levers, such as revenue enhancements, management changes, pricing, cost improvements and more transformational levers such as strategic realignment and add-on acquisitions. Shortly after acquisition, EQT supports portfolio companies and assets with the development of full potential plans to help them execute set targets. The portfolio companies and assets are then continuously evaluated against their set plans and EQT carries out established periodic performance reviews, which provide an owner’s forum for high-level and forward-looking discussions on value creation.

•

Sustainability: EQT believes that responsible investment and ownership principles and practices should be an integral part of each investment and value creation phase. EQT strives to grow sustainable business solutions and instill sustainable practices in all portfolio companies and for all portfolio assets, to capture opportunities, limit risks and ultimately accelerate positive impact as an investor and owner. EQT has dedicated sustainability teams working in close liaison with the Advisory Professionals, supporting the implementation of sustainability-related topics across the organization and in dialogue with key external stakeholders.

•

Digitalization: EQT believes that exploiting digital opportunities is critical for the EQT Vehicles’ portfolio companies and assets. EQT aims to support the EQT Vehicles’ portfolio companies and assets in driving digital transformation and developing them into digital leaders in their respective industries. To achieve this, EQT has made significant investments in its own digital teams, infrastructure and capabilities. EQT looks to apply industry-specific and leading digital approaches and tools throughout every stage of an EQT Vehicle’s lifecycle, from the sourcing of deals to the due diligence of potential opportunities and the support in improvement of the portfolio companies and assets. EQT has also developed proprietary technologies and platforms that support certain acquisition strategies in identifying trends, sourcing and evaluating business opportunities as well as enhancing institutional knowledge.

Acquisition opportunities alongside EQT Vehicles

Although the Company may acquire portfolio companies that are not owned through Joint Ventures with other EQT Vehicles, it expects that nearly all of its portfolio companies will be owned and controlled through Joint Ventures with one or more EQT Vehicles. This overlap will from time to time create conflicts of interest, which we, the Manager and its other affiliates will seek to manage in good faith and on a fair and reasonable basis in accordance with policies and procedures reasonably designed to address such conflicts. Such conflicts will not always be resolved in a manner that is favorable to the Company or its shareholders. See “Item 1A. Risk Factors—Risks Related to Our Structure—There are various conflicts of interest in our relationship with EQT, including with our Manager and in the allocation of management resources to EQT Vehicles and us, which could result in decisions that are not in the best interests of our shareholders” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.”

The Company believes that it will benefit from access to EQT’s platform, including opportunities arising from the EQT business lines and the relationships, expertise and experience of EQT AB Group and EQT Vehicles as discussed herein, and from the ability to form Joint Ventures with EQT Vehicles for the purpose of owning and controlling portfolio companies that the Company would not be able to acquire on its own. The Company expects that it will be presented with the opportunity to acquire portfolio companies through Joint Ventures with EQT Vehicles in accordance with EQT’s allocation policies and procedures described herein, including under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” Past performance does not guarantee future results, and none of EQT’s past successes can be attributed to the Company.

The Company expects that acquisition opportunities will arise that are suitable for the Company and one or more other EQT Vehicles, managed account and/or other types of investment vehicle or arrangement (including special purpose acquisition vehicles) managed, operated or advised by any member of EQT AB Group (the “Other Vehicles”). Prospective investors should note that certain EQT Vehicles, managed accounts and/or other investment vehicles or arrangements have objectives, mandates and/or policies that overlap with those of the Company and that relevant members of EQT AB Group may in the future establish Other Vehicles with objectives, mandates and policies that overlap with those of the Company. For this and other reasons, the Company believes that acquisition opportunities will arise, potentially on a frequent basis, that are either suitable for pursuit by both the Company and any such Other Vehicle or that meet only certain, but not all, relevant criteria for allocation to the Company and as such are offered solely or in part to such Other Vehicle. Prospective investors should also note that one or more Other Vehicles which commenced activity prior to the Company’s establishment have objectives, mandates and policies that overlap with those of the Company, and that in such circumstances the Company may only receive allocations of such portions of relevant acquisition opportunities which remain available once such Other Vehicle’s appetite for participating in such acquisition opportunities has been satisfied in full. As of the date of this Annual Report on Form 10-K, there is no formal allocation policy between the Company and the Other Vehicles and as such, each of the Other Vehicles which commenced activity prior to the Company’s establishment is expected to have priority over the Company with respect to acquisition opportunities. With respect to the Other Vehicles that have priority over the Company for acquisition opportunities, the Company may, subject to the consideration of the factors set forth herein, be offered the opportunity to form Joint Ventures with such Other Vehicles even if such Other Vehicles have excess capital available for deployment in respect of an acquisition opportunity. Each Other Vehicle will generally have its own mandate and its own guidelines with respect to its desired concentration in a given business sector, industry and geographical region. EQT AB Group may in the future adopt a formal allocation policy. As of March 31, 2025, EQT AB Group and its affiliates were the operator, manager or general partner of Other Vehicles across thirteen strategies.

Accordingly, to the extent that a potential acquisition opportunity is suitable for an Other Vehicle as well as the Company, shareholders should be aware that, having regard to factors such as those outlined below, it may be determined that the Company should not be allocated all or any part of such opportunity and that such opportunity should instead be allocated, in whole or in part, to one or more Other Vehicles. While the potential for conflicts relating to the allocation of acquisition opportunities cannot be wholly eliminated, to the extent that any potential acquisition opportunities have been identified by EQT Partners which fall within the acquisition strategy of the Company and those of any Other Vehicle, then, subject to any existing contractual arrangements (in addition to the arrangements set out herein) or legal, tax or regulatory requirements or restrictions to the contrary or circumstances where it is not practicable to do so and/or any circumstances where the relevant opportunity is otherwise deemed by the Manager to be unsuitable or imprudent for pursuit by the Company (and therefore not to be pursued by the Company), the head (or, as the case may be, a co-head) of the relevant advisory team in relation to the Company and the head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle shall seek to agree on a recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the operator, manager or general partner (as applicable) of the Other Vehicle with respect to the allocation of such acquisition opportunities between the Company and any such Other Vehicle. In the event that no agreement can be reached or such recommendation is not accepted, then the Allocations Committee (the committee of EQT Partners whose role is, in certain circumstances, to determine the allocation of investment opportunities to be recommended in respect of EQT Vehicles (the “Allocations Committee”)) (or a subset of its members or a sub-committee thereof) shall reasonably determine the recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the manager, general partner, advisor and/or operator (as applicable) of the Other Vehicle with respect to the allocation of any such acquisition opportunity. Any such recommendation determination (whether made by the aforementioned team heads (or, as applicable, co-heads) or by the Allocations Committee (or a subset of its members or a sub-committee thereof)) shall be made in good faith and on a fair and reasonable basis, taking into consideration such factors as may be deemed relevant including, but not limited to, the total amount of the proposed acquisition and the relative amounts that the Company and Other Vehicle have available for deployment, the proposed closing date of the transaction, the remaining terms of the Other Vehicle, the sourcing of the transaction and the nature and extent of involvement in the transaction of the Advisory Professionals that relate to the Company and to such Other Vehicle, the nature of the focus of the Company and such Other Vehicle and legal, tax, regulatory or similar considerations relevant to the Company and Other Vehicle.

In addition to the foregoing, subject to the terms of the Company’s Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”) and the Management Agreement, circumstances may arise where the Manager determines that a suitable acquisition opportunity should not be offered to the Company in full or at all, in which case part or all of any such opportunity (as applicable) may then be offered to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors, without allocation based on the procedures described above, on the basis that the Manager has determined not to participate in the relevant acquisition opportunity in full or at all. This includes circumstances in which the Manager determines that the Company should not pursue some or all of an acquisition opportunity including, but not limited to, situations in which such acquisition would exceed the Company’s full desired concentration in a relevant business sector or industry, and/or geographical region, because such acquisition would, for example, result in the Company exceeding relevant acquisition guidelines or in circumstances where such opportunity is otherwise deemed unsuitable or imprudent having regard to the business case for, and expected requirements of, the opportunity and the ability of the Company to meet such requirements over the duration of the expected holding period for the asset. In such circumstances, the Manager is expected to first make a determination as to whether the Company has satisfied its demand to participate in such acquisition opportunity to the full extent desired or otherwise determines such acquisition opportunity is not suitable or would be imprudent (in whole or in part) for participation by the Company (having regard to factors such as those referred to above) in which case any such acquisition opportunity may be offered for allocation to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors.

More generally, shareholders should note that any such Other Vehicle may provide for economic allocations (including a management fee, priority profit share (or similar) and/or (directly or indirectly) performance allocation or “carried interest” (or similar)) in favor of one or more members of EQT AB Group and/or current or former director, officer, partner, member, manager or employee of any member of EQT AB Group (the “EQT Executives”) (including those who make decisions and recommendations with respect to acquisition opportunities (including allocation) that may be suitable for the Company), which are potentially more beneficial to members of EQT AB Group and/or EQT Executives than the equivalent or other economic entitlements provided with respect to the Company. Shareholders should be aware that, while relevant members of, and personnel within, EQT Partners will seek to make recommendations regarding the allocation of acquisition opportunities and operators, managers or general partners of EQT Vehicles will seek to offer such acquisition opportunities on a fair and reasonable basis having regard to relevant considerations such as those described above, such economic entitlements and other similar considerations could nonetheless be expected to create incentives to allocate particular acquisition opportunities, or the whole of any such opportunities, to such Other Vehicle rather than, or to a greater extent than, the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest—Potential Conflicts of Interest between the Company and other EQT Vehicles—Acquisition Opportunities Alongside EQT Vehicles.”

EQT is entitled to amend its policies and procedures at any time without our consent or prior notice to us.

Syndication and Warehousing

The Company may have the opportunity to acquire interests in certain existing or future portfolio companies of EQT Vehicles, which interests will be held by members of EQT AB Group as “warehoused assets.” The offering of any such warehoused assets will be made (if at all) by the relevant member of EQT AB Group in its discretion. To the extent that the Company intends to acquire any such assets, it is expected that such acquisitions would be made as and when the Company has sufficient capital (for example, as a result of sufficient subscriptions having been made to the Company) or in exchange for an in-kind subscription for Shares by the relevant member of EQT AB Group. Any such transfers may be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer costs and any associated taxes), notwithstanding that the fair market value of any such assets may have declined below or increased above cost from the date of acquisition to the time of such transfer. EQT may also determine another methodology for pricing these transfers, including fair market value at the time of transfer. Additionally, the Company or a member of EQT AB Group may provide interim financing for the purpose of bridging a potential co-investment and, depending on the circumstances, may or may not charge any warehousing, holding or similar fee as part of any subsequent syndication to one or more co-investors participating in the relevant acquisition. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest—Syndication and Warehousing” and “Item 13. Certain Relationships and Related Transactions, and Director Independence —Co-investment Opportunities and Broken Deal Expenses” for additional information.

Management Agreement

The Manager will provide management services to us pursuant to the Management Agreement. Under the terms of the Management Agreement, the Manager is responsible for the following:

•	originating and recommending opportunities to form Joint Ventures to acquire portfolio companies, consistent with the business objectives and strategy of the Company;

•	monitoring and evaluating our portfolio companies;

•	analyzing and investigating potential dispositions of portfolio companies, including identification of potential acquirers and evaluations of offers made by such potential acquirers;

•	structuring of Joint Ventures and acquisitions of portfolio companies;

•	identifying bank and institutional sources of financing, arrangement of appropriate introductions and marketing of financial proposals;

•	supervising the preparation and review of all documents required in connection with the acquisition, disposition or financing of each portfolio company;

•	administrative services for which the Company will reimburse EQT;

•	monitoring the performance of portfolio companies and, where appropriate, providing advice regarding the management of Joint Ventures and portfolio companies;

•	arranging and coordinating the services of other professionals and consultants, including EQT personnel;

•	making recommendations to the Board with respect to the Company’s share repurchases; and

•

providing the Company with such other services as the Board or our Executive Committee may, from time to time, appoint the Manager to be responsible for and perform, consistent with the terms of the Management Agreement.

The Manager’s services under the Management Agreement will not be exclusive, and the Manager will be free to furnish similar services to other entities, and it intends to do so, so long as its ability to provide services to us is not impaired. For the avoidance of doubt, the management, policies and operations of the Company shall be the ultimate responsibility of the Board acting pursuant to and in accordance with the LLC Agreement.

The term of the Management Agreement will continue indefinitely unless terminated as described herein. The Management Agreement may be terminated upon the affirmative vote of all of our independent directors. We will need to provide the Manager 90 days’ written notice of any termination. Upon termination, the Manager will be paid a termination fee (the “Termination Fee”) equal to three times the sum of (i) the average annual Management Fee earned by the Manager and (ii) the average annual Performance Allocation received by EQT AB Group during the 24-month period immediately preceding the most recently completed calendar quarter prior to the date of termination of the Management Agreement. We may terminate the Management Agreement for cause upon 30 days’ written notice and in such case, we would not be required to pay a Termination Fee.

The Manager may terminate the Management Agreement if we become required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case we would not be required to pay a Termination Fee. The Manager may also terminate the Management Agreement by providing us with 180 days’ written notice, in which case we would not be required to pay a Termination Fee. In addition, if we default in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues for a period of 30 days after written notice to us requesting that the default be remedied within that period, the Manager may terminate the Management Agreement upon 60 days’ written notice, and we would be required to pay the Termination Fee.

In addition, if our Management Agreement were terminated, the Management Agreement would obligate us to forfeit our controlling interest in any Joint Venture formed in conjunction with EQT Vehicles, which would likely require us to register as an investment company under the Investment Company Act and adversely affect an investment in our Shares. The Management Agreement will require us to repurchase any EQT AB Group Shares if the Management Agreement is terminated, which could require us to liquidate portfolio companies at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may adversely affect other shareholders’ investments in our Shares. See “Item 1A. Risk Factors—Risks Related to Our Structure—We will depend on the Manager and EQT to achieve our business objectives.”

Due to Advisers Act restrictions on the ability of the Manager’s non-U.S. affiliates to provide investment advice to the Company, we anticipate that any EQT investment professionals who are employed by such affiliates and who provide investment advisory services to the Company pursuant to the Management Agreement will do so in a capacity as persons “associated with” the Manager (as such term is defined in the Advisers Act) in reliance on relevant SEC staff no-action letters that address the sharing of personnel between an SEC-registered investment adviser and its non-U.S. affiliates.

Leverage

We may use financial leverage to provide additional funds to support our acquisitions. We expect to use entity level debt, such as revolving credit facilities, and expect the portfolio companies will utilize asset level debt financing (debt at the portfolio company or Joint Venture level). Debt may be incurred by portfolio companies secured by assets of the portfolio company or debt may be incurred by Joint Ventures secured by such Joint Venture interests in a portfolio company. If a holding company subsidiary or Joint Venture were to default on an asset-level loan, the lender’s recourse would be to the portfolio company or Joint Venture and the lender would typically not have a claim to other assets of the Company or its subsidiaries. There is no guarantee that we, our portfolio companies or Joint Ventures will be able to obtain leverage on attractive terms or at all. See “Item 1A. Risk Factors—Risks Related to Our Business—We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.”

Other than borrowings incurred solely to provide interim financing prior to the receipt of capital (and not for permanent or long-term financing with respect to portfolio companies or Company expenses), the Company does not intend to incur borrowings if such borrowings would cause the aggregate amount of recourse indebtedness for borrowed money incurred by the Company to exceed 30% of the Company’s total assets, measured at the time we make such borrowings. There is, however, no limit on the amount we may borrow with respect to portfolio companies or Joint Ventures that is not recourse to the Company. Additionally, the Company’s governing documents, including its LLC Agreement, do not limit the amount of indebtedness the Company may incur, and during the initial ramp-up period of the Company, our leverage may exceed our leverage target. We may also exceed a leverage ratio of 30% at other times, particularly during a market downturn or in connection with a large acquisition. The Company may also enter into an unsecured line of credit with EQT for such purposes. EQT may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.” In addition, we may have a variety of financial arrangements (including reverse repurchase agreements and derivative transactions) that have similar effects as leverage. See “Item 1A. Risk Factors—Risks Related to Our Business—We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.” As of the date of this Annual Report on Form 10-K, the Company has not entered into any credit facilities or financing arrangements although the Manager has incurred expenses on behalf of the Company for which it will seek reimbursement, consistent with the Expense Limitation Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.” Joint Ventures and portfolio companies that the Company acquires interests in may be subject to existing financing arrangements, including potential financing arrangements with EQT. The

Company plans to acquire interests in Joint Ventures using proceeds of the Private Offering and/or contributions of such interests by EQT or its affiliates in exchange for cash and/or Class E Shares.

We might not use leverage at all times and the amount of leverage may vary depending upon a number of factors, including the Manager’s outlook for the market and the costs that the Company would incur as a result of such leverage. Any borrowings would have seniority over the Shares. There is no assurance that our leveraging strategy will be successful.

The Board may authorize use of leverage by the Company or its subsidiaries, any of our Joint Ventures or any of our portfolio companies without the approval of shareholders.

We may borrow money through a revolving credit facility with one or more unaffiliated third-party lenders for acquisition purposes, to pay operating expenses, to make distributions, to satisfy repurchase requests from shareholders, and otherwise to provide the Company and its subsidiaries with temporary liquidity. In addition, we may enter into an unsecured line of credit with EQT or one of its affiliates for such purposes. EQT or one of its affiliates may face conflicts of interest in connection with any borrowings or disputes under this unsecured line of credit. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest.”

Our future credit facilities (the “Credit Facilities”) may contain customary covenants that, among other things, limit our ability to pay distributions in certain circumstances, incur additional debt and engage in certain transactions, including mergers and consolidations, and require asset coverage ratios. In connection with any Credit Facility, we may be required to pledge some or all of our assets and to maintain a portion of our assets in cash or high-grade securities as a reserve against interest or principal payments and expenses. The lenders of such Credit Facility may have the ability to foreclose on such assets in the event of a default under the Credit Facility pursuant to agreements among the Company, our custodian and such lenders. We expect that any such Credit Facility would have customary covenant, negative covenant and default provisions. There can be no assurance that we will enter into an agreement for any new Credit Facility on terms and conditions representative of the foregoing, or that additional material terms will not apply. In addition, if entered into, the Credit Facility may in the future be replaced or refinanced by one or more Credit Facilities having substantially different terms or by the issuance of debt securities.

Changes in the value of our portfolio companies, including any changes due to higher interest expense, will affect the applicable NAV of our Shares.

Utilization of leverage involves certain risks to shareholders. These include the possibility of higher volatility of the NAV of the Shares. So long as our portfolio companies increase in value at a higher rate than the then-current cost of any leverage together with other related expenses, the leverage will cause holders of Shares to realize a higher rate of return than if we were not so leveraged. On the other hand, to the extent that the then-current cost of any leverage, together with other related expenses, approaches any increase in value of our portfolio companies, the benefit of leverage to holders of Shares is reduced, and if the then-current cost of any leverage together with related expenses were to exceed any increase in value of our portfolio companies, our leveraged capital structure would result in a lower rate of return to holders of Shares than if the Company were not so leveraged. See “Item 1A. Risk Factors—Risks Related to Our Business—We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.”

Competition

The sectors in which we will seek to acquire portfolio companies have become highly competitive. We will be competing for portfolio companies with operating companies, financial institutions and other institutional investors as well as private equity and investment funds. These investors could make competing offers for portfolio company opportunities identified by the Manager and its affiliates. As a result, such competition could mean that the prices and terms on which purchases of portfolio companies are made could be less beneficial to the Company than would otherwise have been the case. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, originate the acquisition of and support our portfolio companies.”

EQT maintains a highly credible network and local presence in relevant markets. We believe that EQT’s reputation as a credible and trustworthy partner and the EQT Network enable the origination of a strong flow of acquisition opportunities. EQT takes a highly proactive and methodical approach to advising on the origination of acquisition opportunities and rarely suggests engagement with a business subject to an auction process where EQT has not already conducted substantial preparatory work on the company, its industry and its competitors.

Deployment of Capital

In light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and purchasing suitable portfolio company holdings on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares and the time we use the net proceeds to acquire portfolio company holdings. We may also from time to time hold cash pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for an acquisition to realize its full potential return and could materially and adversely affect our ability to pay any potential distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and shareholders should understand that such low interest payments on the temporarily invested cash may materially and adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Investor Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially and adversely affected.

In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.

Distributions

The Company does not expect to make distributions on a regular basis. The amount of any distributions the Company may pay in the future is uncertain.

In the event that we do make a distribution in the future, cash distributions to holders of our Shares will automatically be reinvested under the Company’s distribution reinvestment plan (the “DRIP”) in additional whole and fractional Shares attributable to the class of Shares that a shareholder owns unless such holders elect to receive distributions in cash. Shareholders may terminate their participation in the DRIP with prior written notice to us. Under the DRIP, shareholders’ distributions will be reinvested in Shares of the same class owned by the shareholder for a purchase price equal to the most recently available transactional NAV per Share. Shareholders will not pay a sales load when purchasing Shares under our DRIP; however, Shares may be subject to ongoing distribution and/or shareholder servicing fees as set forth above.

Any cash distribution by the Company to a shareholder that is not reinvested under the DRIP may reduce such shareholder’s basis in the Shares. When a shareholder sells Shares in the Company, the amount, if any, by which the amount realized exceeds the basis in such Shares is a gain subject to tax. As a result of distributions throughout the term of a shareholder’s investment, a shareholder may be required to pay tax even if selling its investment in the Shares for an amount less than it paid.

Share Repurchases

The following is a summary of the Company’s current expectations with respect to repurchases of its Shares, which are not expected to commence until after December 31, 2025 and remain subject to modification prior to such time.

Share Repurchase Plan

We do not intend to list our Shares for trading on any securities exchange or any other trading market. There is currently no secondary market for our Shares and we do not expect any secondary market to develop for our Shares. While a shareholder should view its investment as long term with limited liquidity, we have adopted a share repurchase plan, whereby on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. Due to the illiquid nature of our Joint Ventures and related portfolio company holdings, we may not have sufficient liquid resources to fund repurchase requests. In addition, we have established limitations on the amount of funds we may use for repurchases during any calendar quarter.

We may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, at our discretion at any time. In addition, the aggregate NAV of total repurchases of Class I Shares, Class S Shares or Class T Shares under our share repurchase plan will be limited to no more than 5% of our aggregate NAV attributable to such Shares per calendar quarter (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). Such limitation is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares.

In the event that we determine to repurchase some but not all of the Shares submitted for repurchase during any quarter, Shares submitted for repurchase during such quarter will be repurchased on a pro rata basis after we have repurchased all Shares for which repurchase has been requested due to death, divorce, dissolution, bankruptcy, insolvency or adjudicated incompetence of the shareholder. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

If the transaction price for the applicable quarter is not made available by the tenth business day prior to the repurchase date of the applicable quarter (or is changed after such date), we may elect to extend the repurchase offer to a later date or not to accept repurchase requests for such quarter. If we extend the repurchase offer to a later date, we will extend the repurchase date so that at least 10 business days would remain from the announcement of the transaction price for the applicable quarter. Shareholders who wish to have their Shares repurchased the following quarter would then be required to resubmit their repurchase requests. The transaction price for each quarter will be available on our website.

There may be quarters in which we do not repurchase Shares, and it is possible that we will not repurchase Shares at all for an extended period. If our Board determines that we should not repurchase Shares, shareholders may not be able to sell their Shares as it is unlikely that a secondary market for the Shares will develop or, if a secondary market does develop, shareholders may be able to sell their Shares only at substantial discounts to the applicable NAV per Share. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining shareholders and increase expenses as a percentage of assets. The Company is designed primarily for long-term shareholders and an investment in the Company’s Shares should be considered illiquid.

We anticipate selling assets primarily from our cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”) to fund repurchases of Shares. However, we may borrow to finance the repurchase of Shares pursuant to any repurchase. There can be no assurance that we will be able to obtain such financing for repurchases of Shares if we attempt to do so. Moreover, if we do not have adequate liquidity to fund repurchases, we may not repurchase any Shares. Although repurchases of Shares generally would be beneficial to shareholders seeking repurchase by providing them with some ability to sell their Shares, the acquisition of Shares by the Company will decrease the total assets of the Company. Repurchases are, therefore, likely to reduce our liquidity, which may result in untimely sales of portfolio company holdings and/or may limit our ability to participate in new acquisition opportunities. To the extent we maintain a cash position to satisfy our repurchases, we would not be fully deploying our capital to acquisition opportunities, which may reduce our returns. Furthermore, to the extent we borrow to finance the making of our Share repurchases, interest paid on such borrowings will reduce NAV per Share. Consummating a Share repurchase may require us to sell certain of our assets, and realize gains or losses, at a time when the Manager would otherwise consider it disadvantageous to do so. In addition, it is possible that the Company will need to dispose of assets in order to fund Share repurchases, and that to the extent the applicable price per Share of such Share repurchase does not accurately reflect any embedded tax liability, shareholders that do not have their Shares repurchased may bear a greater portion of the relevant tax than their pro rata share.

Under our share repurchase plan, we will not repurchase Shares if (1) such purchases would impair our status as a holding company; (2) we would not be able to sell our assets in a manner that is orderly and consistent with our objectives in order to repurchase Shares under our share repurchase plan; or (3) there is, in the Board’s judgment, any (a) legal action or proceeding instituted or threatened challenging the share repurchase plan or otherwise materially and adversely affecting the Company, (b) declaration of a banking moratorium by Federal or state authorities or any suspension of payment by banks in the United States or New York State, which is material to the Company, (c) limitation imposed by Federal or state authorities on the extension of credit by lending institutions, (d) commencement or escalation of war, armed hostilities, acts of terrorism, natural disasters, public health crises or other international or national calamity directly or indirectly involving the United States that in the sole determination of the Board is material to the Company, (e) a material decrease in the estimated NAV of the Company from the estimated NAV of the Company as of the commencement of the quarterly repurchase or (f) other events or conditions that would have a material adverse effect on the Company or its shareholders if Shares were repurchased. Further, our Board may make exceptions to, modify or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our shareholders. Material modifications, including any amendment to the 5% quarterly limitations on repurchases, to and suspensions of the share repurchase plan will be promptly disclosed to shareholders in a current report on Form 8-K filed by us. Material modifications will also be disclosed on our website. In addition, we may determine to suspend the share repurchase plan due to regulatory changes, changes in law or if we become aware of undisclosed material information that we believe should be publicly disclosed before Shares are repurchased. Once the share repurchase plan is suspended, our share repurchase plan requires that we consider the recommencement of the plan at least quarterly. Continued suspension of our share repurchase plan would only be permitted under the plan if our Board determines that the continued suspension of the share repurchase plan is in our best interest and the best interest of our shareholders. Our Board must affirmatively authorize the recommencement of the plan before shareholder requests will be considered again. Our Board cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law.

We will assume all fees and expenses related to a repurchase of Shares. A shareholder that has less than all of its Shares repurchased must maintain a minimum account balance after the repurchase is effected, the amount of which will be established by us from time to time and is currently $1,000. If a shareholder requests the repurchase of a number of Shares that would cause the aggregate NAV of the shareholder’s holdings to fall below the required minimum, we reserve the right to reduce the amount to be repurchased from the shareholder so that the required minimum balance is maintained. In the alternative, we may also repurchase all of such a shareholder’s Shares in the Company. We or the Manager may waive the minimum account balance from time to time.

Our NAV per Share may change materially from the last calendar day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last calendar day of the prior quarter, the repurchase price received by a shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which such Shares are repurchased (and such Shares will not bear any Performance Allocation, Management Fee and/or Servicing Fee (defined herein) accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any Performance Allocation, Management Fee and/or Servicing Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The method by which we calculate our NAV is discussed in “—Net Asset Value—Calculation of NAV.” Additional risks are discussed in “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—A shareholder’s ability to have its Shares repurchased by us is limited” and “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.”

Class E Shares are not subject to our share repurchase plan, including with respect to any repurchase limits. We have adopted a separate arrangement to repurchase Class E Shares. See “—Repurchase Arrangement for Class E Shares held by EQT AB Group.”

Under our share repurchase plan, shareholders will generally be able to request repurchase of some or all their Shares beginning on the first business day of a calendar quarter and ending on the fifth calendar day of the second month of that quarter (unless such day is not a business day, in which case the Company will repurchase Shares as of the close of the next succeeding business day (such date, the “Repurchase Date”)) (such period, the “Repurchase Window”). The transactional NAV per share applicable to such repurchase requests will be the transactional NAV per share of the applicable class as of the end of the prior calendar quarter, which will be published by the Company during the Repurchase Window on its website and/or in a current and/or periodic report filed with the SEC. If the transactional NAV per share is not published by the tenth business day prior to the Repurchase Date of the applicable quarter (or is changed after such date), the Company may elect to extend the repurchase offer to a later date or not to accept repurchase requests for such quarter. If the Company extends the repurchase offer to a later date, the Company will extend the repurchase date so that at least 10 business days would remain from the announcement of the transaction price for the applicable quarter. Shareholders may withdraw their requests for repurchase at any time before 4:00 p.m. (Eastern Time) on the Repurchase Date of the applicable calendar quarter.

Sources of Funds for Repurchases

We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, borrowings, offering proceeds and the sale of our assets, and we have no limits on the amounts we may fund from such sources.

In an effort to have adequate cash available to support our share repurchase plan, we may reserve borrowing capacity under a line of credit. We could then elect to borrow against this line of credit in part to repurchase Shares presented for repurchase during periods when we do not have sufficient proceeds from operating cash flows or the sale of Shares in the Private Offering to fund all repurchase requests. If we determine to obtain a line of credit, we would expect that it would afford us borrowing availability to fund repurchases.

Additional Forms of Liquidity

In addition to the quarterly repurchases under our share repurchase plan, the Manager may consider whether to recommend to the Board other potential avenues for providing shareholders with potential liquidity. The amount and terms of any such repurchases will be at the discretion of our Board and disclosed to shareholders, and may be based on, among other things, the subscriptions received by the Company. There is no assurance that any such additional liquidity will be offered.

Early Repurchase Fee

Under our share repurchase plan, requests for repurchase will be subject to an early repurchase fee (the “Early Repurchase Fee”) of 5% of the NAV of the Investor Shares repurchased from a shareholder if Investor Shares are repurchased within 24 months of the original issue date (the “Original Issue Date”) of such Shares.

If a shareholder has made multiple purchases of Class I Shares, Class S Shares or Class T Shares, any Early Repurchase Fee will be calculated based on the Original Issue Date of the Shares accepted for repurchase by the Company.

Any Early Repurchase Fee will inure to the benefit of the Company. The Company may, from time to time, waive the Early Repurchase Fee in the case of repurchases resulting from death, qualifying disability or divorce.

All questions as to the applicability of the Early Repurchase Fee, including the specific facts pertaining thereto, and the validity, form and eligibility (including time of receipt of required documents) of a waiver from the Early Repurchase Fee will be determined by the Manager, in its sole discretion, and its determination will be final and binding.

Mandatory Repurchases

We may repurchase, on 10 days’ prior written notice, all or any portion of the Shares of a shareholder without consent or other action by the shareholder or other person if the Board determines that:

•

the Shares have been transferred in violation of the LLC Agreement, or have vested in any person by operation of law as a result of the death, divorce, dissolution, termination, bankruptcy, insolvency or adjudicated incompetence of the shareholder;

•	any transferee does not meet any investor eligibility requirements established by the Company from time to time;

•

ownership of Shares by a shareholder or other person is likely to cause the Company to be in violation of, or require registration of the Shares under, or subject the Company to additional registration or regulation under, the securities, commodities, or other laws of the United States or any other jurisdiction in the world, including without limitation the Investment Company Act;

•

continued ownership of the Shares by a shareholder may be harmful or injurious to the business or reputation of the Company, the Manager, EQT, or any of their affiliates, or may subject the Company or any shareholder to an undue risk of adverse tax or other fiscal or regulatory consequences;

•	any of the representations and warranties made by a shareholder or other person in connection with the acquisition of Shares was not true when made or has ceased to be true;

•

with respect to a shareholder subject to special laws or regulations, the shareholder is likely to be subject to additional regulatory or compliance requirements under these special laws or regulations by virtue of continuing to hold any Shares;

•	it would be in the interest of the Company for the Company to repurchase the Shares; or

•

all or any portion of the assets of the Company may be characterized as the assets of any Plan (defined herein) for purposes of the U.S. Employee Retirement Income Security Act of 1974, as amended (“ERISA”), Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”) or any applicable Other Plan Laws or Similar Laws. “Other Plan Laws” collectively refer to U.S. or non-U.S. federal, state, local or other laws or regulations that are similar to the fiduciary responsibility or prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code. “Similar Laws” collectively refer to U.S. or non-U.S. federal, state, local or other laws or regulations that (x) are similar to the fiduciary responsibility or prohibited transaction provisions contained in Title I of ERISA and/or Section 4975 of the Code and (y) would provide that the assets of the Company could be deemed to include the assets of such Plan by reason of an investment in the Company.

Shares will be repurchased at the NAV per Share of the applicable class of Shares or at a percentage of such NAV per Share, as applicable, as of the last business day of the quarter prior to such mandatory repurchase. Shareholders whose Shares are repurchased by the Company will not be entitled to a return of any amount of sales load that was charged in connection with the shareholder’s purchase of such Shares. To the extent the Company requires the mandatory repurchase of any Shares of any shareholder, such repurchase will not be subject to the repurchase limits under the share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion.

Repurchase Arrangement for Class E Shares Held by EQT AB Group

In recognition of EQT AB Group supporting our initial and potential future acquisitions, our Board expects to adopt an arrangement to repurchase any Class E Shares acquired by EQT AB Group. On the last calendar day of each month we expect to offer to repurchase Class E Shares from EQT AB Group having an aggregate NAV (the “Monthly Repurchase Amount”) equal to (i) the net proceeds from new subscriptions for Shares in the Private Offering that month (which subscriptions will be accepted as of the first calendar day of the following month) less (ii) the aggregate repurchase amount (excluding any amount of the aggregate repurchase price paid using Excess Operating Cash Flow) of Shares repurchased by us during such month pursuant to our share repurchase plan. In addition to the Monthly Repurchase Amount for the applicable month, we will offer to repurchase any Monthly Repurchase Amounts from prior months that have not yet been repurchased. The price per Class E Share for repurchases from EQT AB Group will be the transaction price in effect for the Class E Shares at the time of repurchase. This repurchase arrangement is not subject to any time limit and will continue until we have repurchased all of EQT AB Group’s Class E Shares. Other than the Monthly Repurchase Amount limitation, the share repurchase arrangement for EQT AB Group is not subject to the repurchase limitations that will apply in our share repurchase plan. “Excess Operating Cash Flow” means, for any given quarter, the Company’s net cash provided by operating activities, if any, less any amounts of such cash used, or designated for use, to pay distributions to shareholders.

Notwithstanding the foregoing, no repurchase offer will be made to EQT AB Group during any month in which (1) the 5% quarterly repurchase limitation of our share repurchase plan has been decreased or (2) the full amount of all Shares requested to be repurchased under our share repurchase plan is not repurchased. Additionally, we may elect not to offer to repurchase Shares from EQT AB Group, or may offer to purchase less than the Monthly Repurchase Amount, if, in our judgment, we determine that offering to repurchase the full Monthly Repurchase Amount would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole. Further, our Board may modify, suspend or terminate this share repurchase arrangement if it deems such action to be in our best interests and the best interests of our shareholders. EQT AB Group will not request that its Class E Shares be repurchased under our share repurchase plan. The repurchase price is calculated based on the Company’s transactional net asset value, which is the price at which the Company repurchases its Shares.

Employees

We do not currently have any employees, but we expect to hire employees to support the Company’s operations. Services necessary for our business are provided by individuals who are employees of EQT pursuant to the terms of the Management Agreement.

Emerging Growth Company

We are, and we will remain, an “emerging growth company” as defined in the JOBS Act until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the date of first sale of common equity securities pursuant to an effective registration statement under the Securities Act, (ii) in which we have total annual gross revenue of at least $1.235 billion, or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our Shares that is held by non-affiliates exceeds $700 million as of the date of our most recently completed second fiscal quarter, and (b) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. For so long as we remain an “emerging growth company” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). We cannot predict if investors will find our Shares less attractive because we may rely on some or all of these exemptions.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for shareholders and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Private Offering of Shares

We expect to conduct a continuous private offering of our Shares on a monthly basis (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of Shares sold outside the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act), in reliance on exemptions from the registration requirements of the Securities Act, including under Regulation D and Regulation S.

We currently intend to offer two classes of Investor Shares: Class I Shares and Class S Shares. We may offer additional classes of Investor Shares in the future.

Shares will be offered at an initial purchase price of $25.00 per Share for each class of Investor Shares in the Initial Offering (defined herein) and thereafter on a monthly basis at NAV per Share (measured as of the end of the immediately preceding month). Holders of Investor Shares will have equal rights and privileges with each other, except as it relates to the maximum sales loads, dealer-manager fees and servicing fees, as set forth below:

Share Class	Management Fee(1)	Performance Allocation(2)	Upfront Sales Load(3)	Potential Dealer- Manager Fee	Servicing Fee(4)
Class I	1.25% on NAV per annum	12.5%, subject to a 5.0% Hurdle Amount and a High-Water mark, with a 100% Catch-Up	None	None	None
Class S			Up to 3.00%	0.50%	0.85%

(1)

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Management Fee” for additional information regarding the Management Fee.

(2)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Allocation” for information on the Performance Allocation.
(3)	Class I Shares are not subject to a sales load; however, shareholders could be required to pay brokerage commissions on purchases and sales of Class I Shares to their selling agents.
(4)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Servicing Fee” for information on the Servicing Fee.

Shareholders should consult with their selling agents about the sales load and any additional fees or charges their selling agents might impose on each class of Shares.

The Company may issue additional Class E Shares to EQT and certain of its subsidiaries in one or more private placements. Class E Shares will not be offered to other investors. Class E Shares will not be subject to the Early Repurchase Fee or the repurchase limits of our share repurchase plan. The Company has adopted a separate arrangement to repurchase Class E Shares. See “—Repurchase Arrangement for Class E Shares held by EQT AB Group.”

In addition, the Manager may elect to receive all or a portion of the Management Fee in cash or Class T Shares, EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares and the Company may also issue additional Class T Shares to the Company’s employees, officers and directors, EQT and certain of its subsidiaries and certain of its directors, officers and employees in one or more private placements. Class T Shares are not being offered to other investors. Class T Shares are subject to the terms and limits of our share repurchase plan but will not be subject to the Early Repurchase Fee. See “—Share Repurchases.”

We may modify the timing of subscription dates, valuation dates and deadlines for subscribing. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Prospective investors will not know the NAV per Share of their investment until after the investment has been accepted.”

Net Asset Value

Calculation of NAV

The Manager will determine the NAV of our Shares monthly. The Manager will prepare valuations with respect to each of our assets in accordance with its valuation policies and procedures approved by the Board. The Administrator (defined herein) will use the estimated values provided as well as inputs from other sources in its calculation of our monthly NAV per Share. The NAV per Share of each class of the Company’s Shares will be determined by dividing the total assets of the Company (the value of portfolio company holdings, plus cash or other assets, including interest and distributions accrued but not yet received) attributable to such class less the value of any liabilities (including accrued expenses or distributions) of such class, by the total number of Shares outstanding of such class. Each month, any change in our NAV (whether an increase or decrease) will be allocated among each Share class based on the relative percentage of the previous aggregate NAV for each class, adjusted for issuances and repurchases of Shares that were effective on or after the first calendar day of such month and on or before the last calendar day of such month (for this purpose, the Shares repurchased pursuant to our share repurchase plan will be deemed to have been repurchased on the last calendar day of the month immediately preceding the repurchase date). NAV per Share for each class is calculated by dividing the NAV for that class by the total number of outstanding Shares of that class on the reporting date. We intend to publish the NAV of our shares on our website and through current and periodic reports filed with the SEC.

The components of our NAV include (i) our assets (including portfolio companies) at fair value, (ii) cash and cash equivalents, (iii) other assets, (iv) other liabilities, (v) accrued Performance Allocation, (vi) Management Fee payable, and (vii) accrued Servicing Fees. With respect to the Company’s assets for which a market value is not readily available, the Manager has engaged a qualified valuation firm to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. However, no third party will certify our monthly NAV disclosures. Investors will be able to receive updates about current NAV on the Company’s website and through current and periodic reports filed with the SEC.

Timing of Valuations

The value of the Company’s portfolio companies will be monitored for material changes on a monthly basis for purposes of updating the Company’s monthly NAV.

Valuation Policies and Procedures

The Company’s portfolio companies are valued at fair value in accordance with generally accepted accounting principles in the United States (“GAAP”), including Accounting Standards Codification 820, Fair Value Measurements and Disclosure (“ASC 820”), issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of holdings that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for portfolio companies that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, such as: (i) an income approach, (ii) a market approach, (iii) milestone valuation analysis and (iv) last round of financing analysis. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of a portfolio company, macro and local market conditions, industry information and the portfolio company’s historical and projected financial data.

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.”

Given the nature of the Company’s portfolio companies, valuations may be difficult to carry out. The Company is expected to hold securities and financial instruments that do not have readily available market quotes and there may be a relative scarcity of market comparables on which to base the value of the Company’s assets. With regards to assets for which a market value is not readily available, the Manager has engaged a qualified valuation firm to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager will have substantial discretion in determining the value of the Company’s assets.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation. Any valuations contained in this Annual Report on Form 10-K may not necessarily accurately reflect the fair value of such portfolio companies as at the time of a shareholder’s subscription for or acquisition of Shares.

There can be no assurance that portfolio companies will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such portfolio companies. The actual realized returns generated by unrealized acquisitions will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from assumptions used in prior periods. Valuations are subject to determinations, judgments and opinions, and other third parties or shareholders may disagree with such valuations. Please also refer to “Item 1A. Risk Factors” for further information.

Valuations of unrealized acquisitions of the Company can affect the amount of Management Fee and Performance Allocation payable by the Company. To the extent that a valuation is incorrect, this may result in excessive or not sufficient Management Fee and Performance Allocation being borne by the Company. Accordingly, the Manager therefore has a conflict of interest as it is responsible for determining the valuation of the Company’s unrealized acquisitions.

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

Effect of Treatment of Servicing Fee

The Servicing Fee will apply only to Class S Shares. For purposes of transactional NAV, the Company will recognize the Servicing Fee as a reduction to transactional NAV on a monthly basis as such fee is paid. Under GAAP, the Company will accrue the cost of the Servicing Fee for the estimated life of the relevant Shares as an offering cost at the time the Company sells Class S Shares.

Conflicts of Interest

We are subject to conflicts of interest arising out of our relationship with EQT, including the Manager and its affiliates. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interests.”

Available Information

We will file our annual reports containing audited financial statements, quarterly reports, and such other current reports as we determine to be appropriate or as may be required by law.

We intend to make available on our website, when available, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K. The SEC also maintains a website (www.sec.gov) that contains such information. Our website at eqtgroup.com/private-wealth/infrastructure/eqic will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Annual Report on Form 10-K. From time to time, we may use our website as a distribution channel for material company information. Financial and other important information regarding us will be routinely accessible through and posted on our website at eqtgroup.com/private-wealth/infrastructure/eqic.

Item 1A.	Risk Factors.

Shareholders should specifically consider the following material risks in addition to the other information contained in this Annual Report on Form 10-K and other filings that we make from time to time with the SEC, including our consolidated financial statements and accompanying notes. The occurrence of any of the following risks might have a material adverse effect on our business and financial condition. The risks and uncertainties discussed below are not the only ones we face, but do represent those risks and uncertainties that we believe are most significant to our business, operating results, financial condition, prospects and forward-looking statements. In any such case, the NAV of our Shares could decline and Shareholders may lose all or part of their investment. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful. The following risk factors have been organized by category; however, many of the risks are interrelated, and as a result, should be read together to fully understand the risks involved with investing in our securities regardless of whether a cross-reference is included in any particular risk factor to another risk factor.

Risks Related to Our Business

An investment in our Shares carries a high degree of risk and shareholders may not be adequately compensated for the business and financial risks associated with an investment in our Shares.

A purchase of our Shares is subject to a high degree of risk. A purchase of our Shares is speculative and requires a long-term commitment, with no certainty of return. Returns generated from the Company’s portfolio companies may be insufficient to compensate shareholders adequately for the business and financial risks that must be assumed. There is no guarantee that the Company’s performance will meet any shareholder’s targeted or projected return. The value of our portfolio companies may fall, as well as rise, and shareholders may not get back the amount invested. Past performance does not predict future returns and any past performance of any EQT Vehicle cannot be taken as an indication of future performance of the Company.

Difficult market and economic conditions can materially and adversely affect our business in many ways.

General economic conditions, including interest rates, rates of inflation, the availability of financing, the price of securities, foreign exchange, credit spreads, equity risk premium, changes in laws or regulations, national and international political circumstances and participation of other investors in the financial markets may materially and adversely affect the value and number of acquisitions we make, as well as the projected returns on those acquisitions. Unexpected volatility and illiquidity in markets may impact our performance or result in losses. These factors are outside our control and could materially and adversely affect the liquidity and value of our holdings and reduce our ability to make new acquisitions. Difficult market conditions could materially and adversely affect us by reducing the value or performance of our portfolio companies or by reducing our ability to obtain appropriate financing, each of which could negatively impact the returns to our shareholders. The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed herein.

Populist and anti-globalization movements, particularly in Western Europe and the United States, could result in material changes in economic, trade and immigration policies, all of which could lead to significant disruption of global markets and could have material adverse consequences on our business, including in particular on portfolio companies whose operations are directly or indirectly dependent on international trade.

Global and regional economic conditions have a substantial impact on the value of portfolio companies. For example, global equity and credit markets are expected to have a substantial effect on our financial condition and results of operations. Tightening liquidity conditions in equity and credit capital markets will affect the availability and cost of capital for us and our portfolio companies, and the increased cost of credit or degradation in debt financing terms may materially and adversely impact our Manager’s ability to identify and execute acquisitions on attractive terms.

Finally, a pandemic, epidemic or other public health crisis, such as those caused by new strains of viruses, may occur from time to time, which could materially and adversely impact the Company, our Joint Ventures and our portfolio companies. It is impossible to predict with certainty the possible future business and economic ramifications arising from any public health crisis, pandemic or epidemic, including but not limited to potential material and adverse impacts on: (i) the NAV of our Shares, (ii) the valuations of our portfolio companies and our financial results, (iii) our and our portfolio companies’ operations, and our and their counterparties, such as suppliers and customers, (iv) our ability to raise capital and complete acquisitions, (v) our ability to successfully exit existing portfolio companies, (vi) the ability of our Company or our portfolio companies to meet our respective financial obligations, such as principal or interest payment obligations or satisfaction of financial covenants, (vii) workplace, consumer, insurance, contract and other forms of litigation that exposes us, our portfolio companies, suppliers, customers, debtors and other counterparties to risks and claims of a magnitude and nature that we cannot now anticipate, (viii) operational risks, including heightened cybersecurity risk exacerbated by remote work, and (ix) the well-being, morale and productivity of EQT employees and our ability to retain existing employees and hire new employees needed for our current business or the future growth of our business.

We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.

We expect that our primary liquidity needs will consist of cash required to meet various obligations, including, without limitation, to:

•	repurchase our Shares in connection with any repurchases or redemptions of Shares or other securities issued by us;

•

grow our businesses, including acquiring portfolio companies and otherwise supporting our portfolio companies, including through making additional commitments to our portfolio companies following our initial acquisition;

•

service debt obligations including the payment of obligations at maturity, on interest payment dates or upon redemption, as well as any contingent liabilities, including from litigation, that may give rise to future cash payments;

•	fund cash operating expenses and contingencies, including for litigation matters; and

•	pay cash distributions on our Shares, if declared.

These liquidity requirements may be significant. Our commitments to our portfolio companies may require significant cash outlays over time, and there can be no assurance that we will be able to generate sufficient cash flows to meet these liquidity requirements from sales of Shares to investors or otherwise.

Moreover, in light of the nature of our continuous monthly Private Offering in relation to our acquisition strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential acquisition opportunities, if we have difficulty identifying and purchasing suitable portfolio company holdings on attractive terms, there could be a delay between the time we receive net proceeds from the sale of Shares and the time we use the net proceeds to acquire portfolio company holdings. We may also from time to time hold cash pending deployment into acquisition opportunities or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive acquisition opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which is subject to management fees.

If we are unable to find suitable acquisition opportunities, such cash may be maintained for longer periods, which would be dilutive to overall portfolio returns. This could cause a substantial delay in the time it takes for an investment to realize its full potential return and could materially and adversely affect our ability to pay any potential distributions of cash flow from operations to shareholders. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into portfolio companies will generate significant interest, and shareholders should understand that such low interest payments on the temporarily invested cash may materially and adversely affect overall returns. In the event we fail to timely utilize the net proceeds of sales of our Investor Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be materially and adversely affected.

In the event that our liquidity requirements were to exceed available liquid assets for the reasons specified above or for any other reasons, we may increase our indebtedness or be forced to sell assets.

We may face sector-specific risks in highly competitive markets that could materially and adversely affect the performance of our portfolio companies.

A portion of our portfolio companies may operate in highly competitive markets dominated by firms with substantially greater financial and technical resources than our portfolio companies. Our portfolio companies may operate in business sectors that face technological changes and/or may be dominated by other firms or organizations. These and other inherent business risks could affect the performance and value of our portfolio companies. New competitors, including those formed for the purpose of acquiring companies in Europe and the United States, constantly enter the market, and in some cases existing competitors combine in a way that increases their strength in the market relative to our portfolio companies. As a result, our portfolio companies may operate at a relative disadvantage to their peers in their respective sectors, which may have a material adverse impact on their performance.

The Company is not subject to restrictions on the concentration of portfolio companies in any particular sector, which may result in the Company being significantly exposed to the performance of one or more sectors. In the event of a downturn in such sector(s), we may be disproportionately materially and adversely affected as compared to if our portfolio companies were diversified across multiple sectors.

Geopolitical developments and other local and global events outside of our control can materially and adversely impact us.

Economic growth and prosperity in countries throughout Europe and North America and other countries in which we may acquire portfolio companies may vary and this may impact our ability to generate returns from and/or to sell our portfolio companies in certain countries and may impact the prospects of certain acquired portfolio companies.

Certain countries have in the past, and may in the future, experience religious, political and social instability that could materially and adversely affect one or more of our portfolio companies. Such instability could result from, among other things, popular unrest and/or industrial actions associated with demands for improved political, economic, or social conditions or government policies. Governments of many countries have exercised and continue to exercise substantial influence over many aspects of the private sector, and certain industries may be subject to significant government regulation. Additionally, exchange control regulations, expropriation, confiscatory taxation, nationalization, restrictions on foreign capital inflows, repatriation of investment income or capital, renunciation of foreign debt, political, economic or social instability, or other economic or political developments could materially and adversely affect our portfolio companies. Additionally, the availability of attractive acquisition opportunities for the Company is expected to depend in part on governments in certain countries continuing to liberalize their policies regarding foreign investment and, in some cases, to further encourage private sector initiatives.

Economic problems in a single country are increasingly affecting other markets and economies. A continuation of this trend could result in problems in one country materially and adversely affecting regional and even global economic conditions and markets. The market and the economy of a particular country in which our portfolio companies are located is influenced by economic and market conditions in other countries in the same region or elsewhere in the world. Similarly, concerns about the fiscal stability and growth prospects of certain European countries in the last economic downturn had a negative impact on most economies of the Eurozone and global markets. A repeat of either of these crises or the occurrence of similar crises in the future could cause increased volatility in the economies and financial markets of countries throughout a region, or even globally.

Certain regions in which our portfolio companies are located or operate are susceptible to natural disasters, such as earthquakes, flooding and disease outbreaks that could have a severe impact on the value of, and even destroy, assets in those regions. Health or other government regulations adopted in response to natural calamities may require temporary closure of corporate and governmental offices upon a disaster, which would severely disrupt a portfolio company’s operations in the affected area. Catastrophic losses may either be uninsurable or insurable at such high rates as to make coverage impracticable. If a major uninsured loss were to occur, we could lose both the cost of our acquisition and anticipated profits. Certain regions in which our portfolio companies are located or operate may be particularly sensitive to weather and climate conditions. Climate change may cause more extreme weather conditions (such as more regular and extreme flooding) and increased volatility in seasonal temperatures, which can interfere with operations, may cause severe damage to our acquisitions and businesses and increase operating costs. Damage resulting from extreme weather and related events may not be fully insured.

Additionally, the value of our portfolio companies can be materially impacted by tariffs, export controls, sanctions, or other governmental actions related to international trade agreements and policies that materially constrain cross-border flows of investment, goods, or data, which have the potential to increase costs, decrease margins and reduce the competitiveness of infrastructure assets and adversely affect the revenues and profitability of our portfolio companies, including as a result of the imposition or potential imposition of tariffs or tariff increases or other trade restrictions between the United States and its major trading partners, including Canada, Mexico, the European Union (“EU”), and China. Similarly, escalation in tensions between the U.S. (as well as other major economies) and China, the inability of the U.S. and China to reach further trade agreements, the continued use of reciprocal sanctions by each country, or broadening implementation of investment restriction regimes in or related to China, may contribute to a slowing of global economic growth and adversely affect the revenues and profitability of our portfolio companies.

Ongoing military conflicts may have a material adverse impact on us and our portfolio companies.

Beginning in February 2022, the United States, the United Kingdom, the EU, and other countries significantly expanded or began imposing, and have continued to impose, meaningful sanctions targeting Russia as a result of actions taken by Russia in Ukraine. Other governmental and non-governmental bodies and organizations, and various companies with interests in and/or related to Russia and/or Ukraine, have also taken measures in response to Russia’s invasion of Ukraine, including divesting assets and restricting trade and activities with Russia and its businesses. The invasion of Ukraine, and actions taken in response thereto, have had a material negative impact on the economy and business activity globally (including in the countries in which we may acquire portfolio companies), and therefore could materially and adversely affect our performance. More generally, the rapid and uncertain development of the current conflicts, and the varying involvement of the United States, the United Kingdom, the EU and other countries presents material uncertainty and risk with respect to the impact on global economic and market conditions and therefore to the Company, the performance of our investments or operations, and ability of the Company to reach its investment objectives. Additionally, to the extent that any third parties, investors, or related customer bases have material operations or assets in the affected regions, the ongoing conflict may present actual risks and result in material and adverse consequences with respect to their dealings and/or obligations with respect to the Company and/or any investments or portfolio companies. The global response and repercussions arising out of these conflicts is ever-changing and the ramifications on markets, business activity and the global economy more generally are not yet capable of being fully identified or understood.

Additionally, conflict in the Middle East remains elevated since October 7, 2023, when Hamas (which controls the Palestinian territory of Gaza) commenced an assault on Israel. In response, the United States has announced sanctions and other measures against Hamas-related persons and organizations, and the United States and/or other countries may announce further sanctions related to the ongoing conflict in the future. The ongoing conflict and rapidly evolving measures in response to such conflict could have a negative impact on the economy and business activity globally (including in countries in which we may acquire portfolio companies and/or in countries in which EQT and/or any of its service providers or their respective affiliates maintain operations). This could, in turn, materially and adversely affect our performance and our portfolio companies. Further, the severity and duration of the conflict and its future impact on global economic and market conditions (including, for example, oil prices) are impossible to predict, and, as a result, the situation presents material uncertainty and risk with respect to us and our portfolio companies.

We may acquire portfolio companies that are based outside of the countries in which EQT Vehicles have historically been active, which may expose us to additional risks not typically associated with acquiring companies that are based in such countries.

While EQT Vehicles have historically been active in acquiring portfolio companies in Northern Europe, Continental Europe, North America and/or Asia (collectively, the “Core Regions”), shareholders should note that there are no restrictions on our ability to acquire portfolio companies based outside of the Core Regions (such countries, the “Non-Core Regions”), and a significant portion of the Company’s portfolio companies may be based or located in Non-Core Regions. Shareholders should also note that, in determining whether or not a portfolio company is located in a Core Region, we generally view a portfolio company which has, or has historically had, or is expected to have, a significant business connection in one or more of the Core Regions, as having its principal business located in such countries. Any such determination will be made by the Manager and while it will take into account various considerations and factors which it considers relevant and appropriate according to the facts and circumstances at the time (which may include, for example, where a relevant business is headquartered or derives a significant amount of its overall revenue, where a significant number of employees are based, or where a business primarily operates or is expected to have significant trading operations going forward), such determination involves an element of judgment by reference to criteria which are not fixed but may differ from case to case and may therefore result in a position being taken by the Manager which is not necessarily the same as the position which may be taken by another similarly placed third party.

Acquiring portfolio companies in Non-Core Regions may involve additional risks relating to: (i) differences between markets, including potential price volatility in and relative illiquidity of some such securities markets; (ii) the absence of uniform accounting, auditing and financial reporting standards, practices and disclosure requirements and less government supervision and regulation, which could result in lower quality information being available and less developed corporate laws regarding fiduciary duties and the protection of investors, less developed bankruptcy laws and difficulty in enforcing contractual obligations; (iii) certain economic and political risks, including potential economic, political or social instability, exchange control regulations, restrictions on foreign investment and repatriation of capital (possibly requiring government approval), expropriation or confiscatory taxation and higher rates of inflation and reliance on a more limited number of commodity inputs, service providers and/or distribution mechanisms; (iv) potentially material and unpredictable governmental influence on the national and local economies; (v) fewer or less attractive financing and structuring alternatives and exit strategies; and (vi) the possible imposition of local taxes on income and gains recognized with respect to acquisitions. While the Manager intends, where deemed appropriate, to manage the Company in a manner that will minimize exposure to the foregoing risks, there can be no assurance that adverse developments with respect to such risks will not materially and adversely affect any portfolio companies based in such countries.

The risks described above are usually greater in the case of portfolio companies in countries viewed as “emerging markets.” These markets tend to be very inefficient and illiquid, as well as subject to political and other factors to a heightened degree relative to non-emerging markets. Many emerging markets are developing both economically and politically, and in some cases have relatively unstable governments and economies based on only a few commodities or industries. Many emerging market countries do not have firmly established product markets and companies in these markets might lack depth of management and can be very vulnerable to political or economic developments such as nationalization of key industries. Additional risks associated with acquiring portfolio companies in emerging markets include: (i) greater risk of expropriation, confiscatory taxation, nationalization, social and political instability (including the risk of changes of government following elections or otherwise) and economic instability; (ii) the relatively small current size of some of the markets for holdings in emerging markets issuers and the current relatively low volume of trading, resulting in lack of liquidity and in price volatility; (iii) increased risk of national policies, which restrict our acquisition opportunities, including restrictions on acquiring companies or industries deemed sensitive to relevant national interests; (iv) the absence of developed legal structures governing private or foreign investment and private property; (v) the potential for higher rates of inflation or hyper-inflation; (vi) increased currency risk and risk of the imposition, extension or continuation of foreign exchange controls, including managed adjustments in relative currency values; (vii) increased interest rate risk and credit risk; (viii) lower levels of democratic accountability; (ix) greater differences in accounting standards and auditing practices, which result in increased risk of unreliable financial information; and (x) different corporate governance frameworks. The emerging markets risks described above also increase counterparty risks for portfolio companies in those markets. Further, due to jurisdictional limitations, matters of comity and other factors, regulatory authorities in Core Regions will be limited in their ability to pursue enforcement or other actions against companies in such emerging market jurisdictions that engage in fraud or other wrongdoings. For example, in China, there are significant legal and other obstacles to obtaining information needed for investigations or litigation. Similar limitations also apply to pursuit of actions against individuals in certain other emerging markets, including officers, directors and individual gatekeepers who could have engaged in fraud or other wrongdoing. In addition, local authorities in certain other emerging markets are often constrained in their ability to assist foreign authorities and foreign investors more generally.

Many emerging market economies have been subject to frequent and occasionally drastic intervention by their governments. In the past, certain measures, including interest rate increases and certain economic reforms, could have had the effect of slowing down economic growth in such countries. Governmental intervention could materially adversely affect the opportunities currently available in such emerging market, the value of our portfolio companies and our ability to execute successful exits of our portfolio companies. In addition, the political, administrative and judiciary institutions in the emerging markets are not as mature as their peers in developed markets. As a result, these institutions might not sustain their independence against political pressure or corruption by individuals in positions of power. The combination of high government involvement in the economy and developing institutions could materially and adversely affect our performance in a variety of ways. For example, political influence could prevent ministries and regulatory agencies from enacting laws and regulations that would facilitate the flow of much-needed capital into an emerging market country’s infrastructure, which, if constrained, could adversely affect the growth of such country’s economy. Such outcomes could consequently impair our ability to achieve our business objectives.

We are permitted to acquire portfolio companies in Eastern European countries. Certain of these countries have historically been subject to political transition, civil unrest and armed conflict. Developments of this sort in the future could have materially adverse effects on the economies of the countries involved, the EU and the global economy as a whole, and consequently could also have material adverse effects on us and our results of operations.

In addition, many Middle Eastern countries have histories of dictatorships, political and military unrest and financial troubles, and their markets should be considered extremely volatile, even when compared to those of other emerging market countries. Attacks by terrorist groups and organizations in the region, including the Islamic State of Iraq and Syria, have resulted in large-scale destruction and the movement of refugee populations within the region and into Europe. The civil war in Yemen has resulted in escalating tensions and conflict among certain states in the region, increasing the possibility of a broader, regional military conflict. Ongoing tensions exist between Israel and other states in the region, as well as within Israel and the Palestinian territories. Moreover, the governments of certain countries, notably Turkey and Saudi Arabia, have taken certain actions and instituted certain reforms intended, at least in part, to consolidate domestic political power. While these actions and reforms might be effective, they could also result in political or civil backlash and further instability. All of these eventualities could have a destabilizing and potentially materially adverse effect on the acquisition activities of the Company.

We are permitted to make acquisitions in countries where generally accepted accounting standards and practices differ significantly from those practiced in the United States. As a result, the financial information presented in the financial statements of entities operating outside of the United States could represent the financial position or results of operations in a manner that is inconsistent with how such information would be presented if such financial statements were prepared in accordance with accounting standards generally accepted in the United States. Accordingly, evaluation of potential acquisitions and the ability to perform due diligence could be materially and adversely affected.

Economic slowdowns in China may have a systemic impact throughout the Asia Pacific Region, which may materially and adversely affect the Company and its portfolio companies.

China is the largest trading partner for many countries in the Asia Pacific region, including Australia and Korea. The Chinese government has in recent years implemented a number of measures to control the rate of economic growth, including by adjusting interest rates and adjusting deposit reserve ratios for commercial banks, and through other measures designed to both tighten and loosen credit and liquidity. While the Chinese government started easing its monetary policy in 2015, there have been signs of continuing economic slowdown in China. A further slowing of China’s GDP growth rate could have a systemic impact throughout the region. Furthermore, in response to China’s slowing GDP growth rates that began in 2011, the Chinese government has implemented stimulus measures but the overall impact of such measures remains uncertain. In addition, Chinese stock markets experienced high levels of volatility. This volatility has worried investors about the precipitating negative effects on the Chinese economy. A reduction, or even contraction in China’s GDP growth, could have spillover effects in many countries in the Asia Pacific region. While the Company expects to have limited exposure to portfolio companies in China, these spillover effects could have a material negative impact on the ability of the Company to source and execute new acquisition opportunities and could cause impairment or losses in its portfolio.

The Chinese economy differs from the economies of more developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the Chinese government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. The Chinese government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. In the past, certain measures, including interest rate increases and certain economic reforms, had the effect of slowing down economic growth in China.

Our portfolio companies will generally be comprised of privately held companies for which there is no liquid market, and we may not be able to realize returns from our portfolio companies in a timely manner or at all.

Our portfolio companies will generally be private companies rather than well-established, larger public companies. As a result, many of our portfolio company holdings will be highly illiquid, and there will be no assurance that the Company will be able to realize returns from these acquisitions in a timely manner or at all. Our portfolio companies may be difficult to value and dispositions of such portfolio companies may require a lengthy time period. Consequently, the timing of any distributions to shareholders arising from sales of portfolio companies is uncertain and unpredictable. Shareholders will have no opportunity to control the day-to-day operations of the Company, including acquisition and disposition decisions.

We may be limited in our ability to conduct due diligence prior to acquiring or monitoring our ownership of a private company due to less stringent recordkeeping requirements applicable to such companies.

Privately held companies generally maintain less comprehensive financial records than public companies. Therefore, we may make acquisition decisions based on information which is less comprehensive than that available for publicly listed companies, and we may continue to monitor our portfolio companies using similarly less comprehensive data. As a result, our ability to conduct diligence over such privately held companies prior to acquisition and monitor such companies may be limited, which may have a material adverse effect on our performance.

We generally expect to acquire control or co-control positions in our portfolio companies, and as a result, we may be subject to additional liability as a controlling shareholder, which may have a material adverse impact on us.

We generally expect to acquire control or co-control positions in our portfolio companies, or otherwise exercise significant influence as a shareholder of our portfolio companies. The exercise of control over a portfolio company potentially imposes on us additional risks of liability for environmental damage, product defects, failure to supervise management, violation of governmental regulations and other types of liability in respect of which the limited liability characteristic of business operations may be ignored.

Further, the Company may be presumed to exercise or have exercised decisive influence with respect to the activities of one or more portfolio companies or former portfolio companies (including, for example, through board representation and/or governance rights) and therefore be held jointly and severally liable for the conduct of such portfolio companies or former portfolio companies (including, for example, competition law violations), even in circumstances where the Company does not or did not wholly control such portfolio companies or former portfolio companies and irrespective of the shares or voting rights the Company holds or formerly held. Any such application of “parental liability” (or similar doctrine or legal concept) by a relevant court, regulator or other governmental authority or body with respect to the Company may result in the Company assuming joint and several liability for the conduct of a relevant portfolio company or former portfolio company which may result in a material adverse effect on the Company and its shareholders.

More generally, membership on the board of a portfolio company can result in personal actions in litigation both in such situations and in other circumstances. The Company may itself be liable to make payments to cover liabilities arising from such actions.

Additionally, in connection with the disposition of a portfolio company, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of any business, or may be responsible for the contents of disclosure documents under applicable securities laws. The Company may also be required to indemnify the purchasers of such portfolio company or underwriters to the extent that any such representations or disclosure documents turn out to be incorrect, inaccurate or misleading. These arrangements may result in the incurrence of contingent liabilities for which reserves or escrow accounts may be established, and may have a material adverse impact on the Company.

Complex regulations may limit our ability to raise capital, increase the costs of our capital raising activities and may subject us to penalties.

We may rely on exemptions or exclusions in the United States from various requirements of the Securities Act, the Securities Exchange Act of 1934 (as amended, “Exchange Act”), the Investment Company Act and ERISA in conducting our business. These exemptions and exclusions are sometimes highly complex and may, in certain circumstances, depend on compliance by third parties whom we do not control. If for any reason these exemptions or exclusions were to become unavailable to us, we could become subject to additional restrictive and costly registration requirements, regulatory action or third-party claims and our business could be materially and adversely affected. For example, in offering and selling our Shares to investors, we intend to continue to rely on private placement exemptions from registration under the Securities Act, including Rule 506 of Regulation D. However, Rule 506 becomes unavailable to issuers (including the Company) if the issuer or any of its “covered persons” (certain officers and directors and also certain third parties including, among others, promoters, placement agents and beneficial owners of 20% of outstanding voting securities of the issuer) has been the subject of a “disqualifying event,” which includes a variety of criminal, regulatory and civil matters (so-called “bad actor” disqualification). If we or any of the covered persons associated with the Company are subject to a disqualifying event, we could lose the ability to raise capital in a Rule 506 private offering for a significant period of time, which could significantly impair our ability to raise new capital, and, therefore, could materially and adversely affect our business, results of operations and financial condition. In addition, if certain EQT employees or any potential significant shareholder has been the subject of a disqualifying event, we could be required to reassign or terminate such an employee or we could be required to refuse the investment of such a prospective investor, which could impair our relationships with investors, harm our reputation or make it more difficult to raise new funds.

Operational risks, including those relating to third parties who provide services to us, may disrupt our businesses, result in losses or limit our growth.

We rely heavily on our financial, accounting and other data processing systems and on the systems of third parties who provide services to us, including the Manager. If any of these systems do not operate properly, are disabled or not appropriately updated, we could suffer financial loss, a disruption of our businesses, regulatory intervention, fines, sanctions or reputational damage. In addition, we operate in businesses that are highly dependent on information systems and technology. Our and our third-party service providers’ information systems and technology may not be able to accommodate our growth, may be subject to security risks, and the cost of maintaining such systems and technology may increase from our current level. Such a failure to accommodate growth, or an increase in costs related to such information systems and technology, could have a material adverse effect on our business. We are also dependent on an increasingly concentrated group of third-party vendors that we do not control for providing many of the aforementioned services. A disaster, disruption, error or inability to operate or provide any of these services by us or our vendors or third parties with whom we conduct business, including a disruption involving electronic communications or other services used by us, our vendors or third parties with whom we conduct business, including the Manager, could have a material adverse impact on our ability to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Our portfolio companies may rely on third-party managers or operators that may fail to perform their duties adequately.

The management of the business or operations of a portfolio company may be contracted to a third-party manager or operator unaffiliated with the manager. The selection of a manager or operator is inherently based on subjective criteria, making the true performance and abilities of a particular manager or operator difficult to assess. Furthermore, there are a limited number of management companies and operators with the expertise necessary to maintain and operate infrastructure and infrastructure-related projects successfully. Although it would be possible to replace any such operator, the failure of such an operator to perform its duties adequately or to act in ways that are in the portfolio company’s best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the portfolio company’s financial condition or results of operations. A third-party manager could suffer a business failure, become bankrupt, or engage in activities that compete with a portfolio company. These and other risks, including the deterioration of the business relationship between the Company and the third-party manager, could have an adverse effect on a portfolio company. Should a third-party manager fail to perform its functions satisfactorily, it may be necessary to find a replacement operator, which could require the approval of a government or a municipal, state or national government, quasi-government, industry, self-regulatory or other relevant regulatory authority, body or agency (each a “Regulatory Agency”) that has granted a concession with respect to the relevant portfolio company. It may not be possible to replace an operator in such circumstances, or do so on a timely basis, or on terms that are favorable to the Company.

Misconduct of employees of the Manager or by third-party service providers could cause significant losses to us.

Misconduct of employees of the Manager or its affiliates could include binding us to transactions that exceed authorized limits or present unacceptable risks and unauthorized acquisition activities or concealing unsuccessful acquisition activities (which, in either case, could result in unknown and unmanaged risks or losses). Employee misconduct could also involve illegal or otherwise inappropriate acts that are not directly related to us or any portfolio companies but nonetheless have a material adverse impact (including reputational damage) on us, the Manager or our or its affiliates. Losses could also result from actions by third-party service providers, including, without limitation, misappropriating assets or a failure of a custodian that holds our assets. In addition, employees of the Manager or its affiliates, as well as third-party service providers, might improperly use or disclose confidential information, which could result in litigation or serious financial harm, including limiting our business prospects or future marketing activities. No assurances can be given that the due diligence performed by the Manager will identify or prevent any such misconduct.

We may be subject to risks arising from uncertainty and volatility in the banking sector.

Global and local banking and financial institution sectors may experience periods of extraordinary uncertainty and volatility resulting in material and adverse effects for us, our portfolio companies and for the general macroeconomic environment. Such material and adverse effects may, without limitation, include: (i) the lending and/or general financing environment being tightened, such that debt and/or equity financing for an acquisition and portfolio companies becomes less available, more expensive and/or more onerous; (ii) the deterioration of the economic environment for portfolio companies which we control and for our liquidity portfolio, in each case materially and adversely affecting us and our portfolio companies; (iii) certain financial services (for example, currency and/or interest rate hedging) no longer being available, or only being available on worse terms, to us or our portfolio companies, and (iv) cash and other deposits of ours and our portfolio companies no longer being available, being subject to access delays, being inappropriately safeguarded and/or not being sufficiently covered (or not being covered at all) by industry or governmental deposit insurance schemes. In particular, a banking crisis (or similar) may materially and adversely affect liquidity and our ability to meet repurchase requests, including by limiting our access to any financing which may otherwise be used to assist with meeting repurchase requests or otherwise to meet our operational needs and those of our portfolio companies. Such material and adverse effects may negatively impact our ability and that of our portfolio companies to adhere to and execute their strategies and execute their business plans. Such material and adverse effects may also have broader impacts on monetary and fiscal policies across various jurisdictions as well as on currency exchange rates and financial markets in general.

Federal, state and foreign anti-corruption and trade sanctions laws and restrictions on foreign direct investment applicable to us and our portfolio companies create the potential for significant liabilities and penalties, the inability to complete transactions, imposition of significant costs and burdens, and reputational harm.

We are subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”), trade sanctions and trade control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State and other anti-money laundering laws. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various trade control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations implicate a number of aspects of our business, including servicing existing shareholders, finding new shareholders and sourcing the acquisition of new portfolio companies, as well as activities by our portfolio companies or other controlled holdings. Some of these regulations provide that penalties can be imposed on us for the conduct of a portfolio company, even if we have not ourselves violated any regulation.

The Iran Threat Reduction and Syrian Human Rights Act of 2012 expanded the scope of U.S. sanctions against Iran and requires public reporting companies to disclose in their annual or quarterly reports certain dealings or transactions the company or its affiliates “knowingly” engaged in during the previous reporting period involving Iran or other individuals and entities targeted by certain OFAC sanctions. Disclosure of such activity, even if such activity is not subject to sanctions under applicable law, and any sanctions actually imposed on us or our affiliates as a result of these activities, could harm our reputation and have a negative impact on our business.

The U.S. government has also implemented and expanded a number of economic and trade sanctions programs and export controls that target Chinese entities and nationals on national security grounds and has imposed restrictions on acquiring and retaining interests in the securities of certain Chinese entities. These initiatives target, for example, entities associated with the Chinese government’s response to political demonstrations in Hong Kong, the Chinese government’s treatment of Uighurs and other ethnic minorities, the Chinese government’s capabilities to conduct surveillance on its own population and internationally, and more broadly the capabilities of the Chinese military, paramilitary, security and police forces, among other things. The United States has also enacted rules aimed at restricting China’s ability to obtain advanced computing chips, develop and maintain supercomputers, and manufacture advanced semiconductors, as well as expanded export control laws to reach additional items produced outside of the United States, restricted the ability of U.S. persons to support the development or production of integrated circuits at certain semiconductor fabrication facilities in China, and added new license requirements for certain items destined for China. In return, China has issued rules and laws to counteract the impact of foreign sanctions on Chinese persons by enabling Chinese citizens, legal persons, and other organizations to seek remedies as a result of prohibitions or restrictions on normal economic, trade, and related activities with persons of other countries, and authorized the imposition of countermeasures such that a company that complies with U.S. sanctions against a Chinese entity may then face penalties in China. China has also instituted tariffs on certain U.S. goods and may impose additional tariffs on U.S. products in the future. For example, in 2023, China restricted the export of gallium and germanium products, which are used in the fabrication of microchips, and may impose additional export restrictions in the future.

Similar laws in non-U.S. jurisdictions, such as EU sanctions and blocking statutes, the UK Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control, or related laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce, the U.S. Department of State or U.S. Department of Treasury, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. For example, the EU has adopted measures, such as Council Regulation (EC) No. 2271/96, that could restrict certain persons and entities subject to EU jurisdiction from complying with extraterritorial sanctions imposed by other jurisdictions, such as the United States. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of EQT employees, restrictions on our operations and other liabilities, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions, other export control or foreign direct investment laws committed by portfolio companies which we acquire.

In addition, the United States and many non-U.S. countries have laws designed to protect national security or to restrict foreign direct investment. For example, under the U.S. Foreign Investment Risk Review Modernization Act, the Committee on Foreign Investment in the United States (“CFIUS”) has the authority to review, block or impose conditions on investments by non-U.S. persons in U.S. companies or real assets deemed critical or sensitive to the United States. Many non-U.S. jurisdictions have similar laws, for example: the EU has adopted an EU-wide mechanism to screen foreign investment on national security grounds and most European Union Member States (the “Member States”) now have a foreign investment screening mechanism in place or has initiated a consultative or legislative process expected to result in the adoption of a new mechanism or amendments to an existing mechanism, adopted a regulation aimed at regulation of foreign subsidies that could distort the internal EU market; certain transactions in Australia are subject to review by the Foreign Investment Review Board; transactions in the UK must comply with the National Security and Investment Act 2021; and transactions in China must comply with the Measures for the Security Review of Foreign Investment. In addition, during 2022, Japan enacted economic security legislation to protect Japanese national security from adverse economic activities, focusing in particular on protecting sensitive industry sectors, such as semiconductors, rare earths, infrastructure, as well as research and development of defense and dual-use technologies. Beginning in February 2022, the United States and other countries imposed sanctions targeting Russia as a result of actions taken by Russia in Ukraine.

More recently, in October 2024, the U.S. Department of Treasury issued a final rule pursuant to a U.S. presidential executive order establishing an outbound investment screening regime restricting certain investments by U.S. persons in advanced technology sectors in jurisdictions designated as a “country of concern” (presently China, Hong Kong, and Macau). Other countries may adopt similar outbound investment restrictions in the future. Additionally, certain U.S. states have enacted their own state-level restrictions on Chinese investments. A number of U.S. states have or may in the future implement laws prohibiting or otherwise restricting the acquisition of interests in certain real property located in the state by foreign persons. These laws may impact the ability of non-U.S. limited partners to participate in certain of our acquisition strategies.

Further, in December 2024, the DOJ finalized a rule with phased-in compliance for U.S. persons, including us, beginning in April 2025 which will impose data security requirements, such as meeting certain standards for cybersecurity, adopting cybersecurity policies, conducting cybersecurity audits and performing due diligence and recordkeeping requirements, on, and prohibit the transfer of, and access to, bulk sensitive personal data to foreign persons connected with certain countries of concern which currently includes China, Hong Kong, Macau, Cuba, Iran, North Korea, Russia, and Venezuela.

Under these laws, governments have the authority to impose a variety of actions, including requirements for the advance screening or notification of certain transactions, blocking or imposing conditions on certain transactions, limiting the size of foreign equity investments or control by foreign investors, and restricting the employment of foreigners as key personnel. These actions could limit our ability to find suitable portfolio companies, cause delays in consummating transactions, result in the abandonment of transactions, and impose burdensome operational requirements on our portfolio companies. These laws could also negatively impact our ability to attract investors and syndication activities by causing us to exclude or limit certain investors in us or co-investors for our transactions. Moreover, these laws may make it difficult for us to identify suitable buyers for our portfolio companies that we want to exit and could constrain the universe of exit opportunities generally. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us or our portfolio companies to comply with them could expose us to significant penalties, sanctions, loss of future portfolio company opportunities, additional regulatory scrutiny, and reputational harm.

Financial industry regulation may be impacted by legislative developments, which could have a material adverse impact on us and our activities.

The current regulatory environment in the United States may be impacted by future legislative developments. The election of a new U.S. president for a term that commenced in 2025, coupled with a consolidation of party control of both chambers of Congress, has led to new legislative and regulatory initiatives and the roll-back of certain initiatives of the previous presidential administration, which may impact our business and our portfolio companies’ businesses in unpredictable ways. President Trump’s legislative agenda may include certain regulatory measures for the U.S. financial services industry, including changes to tax and trade policies. Any significant changes in, among other things, economic policy (including with respect to interest rates and foreign trade), the regulation of the asset management industry, tax law, immigration policy, environmental protection and/or climate change policies or regulations and/or government entitlement programs, could have a material adverse impact on our business and our portfolio companies. More generally, legislative acts, rulemaking, adjudicatory or other activities including in particular by the U.S. Congress, the SEC, the U.S. Federal Reserve Board, the Financial Industry Regulatory Authority, Inc. or other governmental, quasi-governmental or self-regulatory bodies, agencies and regulatory organizations, could make it more difficult (or less attractive) for us to achieve our business objectives or for some or all of our portfolio companies to engage in their respective businesses.

Financial services regulation, including regulations applicable to us, has increased significantly in recent years, and may in the future be subject to further enhanced governmental scrutiny and/or increased regulation, including resulting from changes in U.S. executive administration or congressional leadership. Although we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction, changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on the private equity industry generally and on EQT and/or ourselves specifically, and may impede our ability to effectively achieve our objectives.

As a registered investment adviser under the Advisers Act, the Manager and its affiliates are required to comply with a variety of periodic reporting and compliance-related obligations under applicable federal and state securities laws (including, without limitation, the obligation of the Manager and its affiliates to make regulatory filings with respect to us and our activities under the Advisers Act (including, without limitation, Form ADV)). In light of the heightened regulatory environment in which we and the Manager operate and the ever-increasing regulations applicable to us and the Manager, it has become increasingly expensive and time-consuming for us and our affiliates and the Manager and its affiliates to comply with such regulatory reporting and compliance-related obligations. Certain of these expenses are likely to be material, including on a cumulative basis over the life of the Company. Additionally, we have engaged and may in the future engage additional third-party service providers to perform some or a significant portion of the reporting and compliance-related matters and functions, which could result in increased compliance costs and expenses borne by us. Any further increases in the regulations applicable to the private equity industry generally or ourselves and the Manager in particular may result in increased expenses associated with our activities and additional resources of the Manager being devoted to such regulatory reporting and compliance-related obligations, which may reduce overall returns for shareholders and have a material adverse effect on our ability to effectively achieve our objective.

Furthermore, various federal, state and local agencies have been examining the role of placement agents, finders and other similar service providers in the context of investments by public pension plans and other similar entities, including investigations and requests for information, and in connection therewith, new proposed rules and regulations in this arena may increase the possibility that the Manager and its affiliates may be exposed to claims and actions that could require a shareholder to dispose of its Shares. In addition, the recent negative perception of the private investment industry in certain countries could make it harder for EQT Vehicles and us to successfully bid for and complete acquisitions. In addition, EQT is, from time to time, subject to litigation and claims relating to its businesses, as well as governmental and/or regulatory inquiries, investigations and/or proceedings. Certain regulatory, litigation and other similar matters are disclosed in EQT’s public filings and filings of the Manager on Form ADV. EQT is subject to extensive regulation, including periodic examinations, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates around the world. These authorities have regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on particular activities. Many of these regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities commissions in the United States, are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or expulsion of a broker-dealer or investment adviser from registration or memberships or the commencement of a civil or criminal lawsuit against EQT or its personnel.

Similarly, in Europe, the Financial Stability Board has recommended strengthening oversight and regulation of the so-called “shadow banking” system, broadly described as credit intermediation involving entities and activities outside the regular banking system. While at this stage it is difficult to predict the scope of any new regulations, if regulations or other determinations were to further extend the regulatory and supervisory requirements, such as capital and liquidity standards currently applicable to banks and to nonbank companies, or we or our portfolio companies were considered to be engaged in “shadow banking,” either in Europe, the United States or in any other jurisdiction in which we or our portfolio companies operate, the regulatory and operating costs associated therewith could adversely impact the implementation of our strategy and our returns.

We are subject to focus by some of our shareholders, regulators and other stakeholders on sustainability matters.

Some investors, regulators and other stakeholders are increasingly focused on sustainability matters, such as climate change and environmental stewardship, diversity, equity and inclusion, human rights, support for local communities, corporate governance and transparency, or other environmental- or social-related areas. Certain investors may consider our and our Manager’s record of, and approach to, responsible investing, in determining whether to invest in our Shares. Certain investors have also demonstrated increased activism, with respect to investing, including by urging companies to take (or refrain from taking) certain actions that could materially and adversely impact the value of our Shares and at times, have conditioned future capital commitments on such actions. Further, a growing number of states having enacted or proposed policies, legislation, issued related legal opinions and engaged in related litigation regarding sustainability matters. Increased focus and activism related to sustainability matters may constrain our capital deployment opportunities. Similarly, current and prospective investors may use third-party benchmarks or scores to measure our responsible acquisition practices and to decide whether to invest in our Shares, and failure to meet their standards may materially and adversely affect us. There can be no assurance that we will be able to accomplish any sustainability-related goals or commitments that we have announced or may announce in the future, as such statements are, or reflect, estimates, aspirations and/or expectations only at the time of announcement. More broadly, there can be no assurance that the Manager’s sustainability policies and procedures will remain unchanged because the Manager continuously reviews our approach to these issues. Thus, such policies and procedures could change, even materially, or may not be applied to a particular portfolio company. We and the Manager may determine at any time that it is not feasible or practical to implement or complete certain sustainability-related initiatives, policies, and procedures based on considerations relating to particular business, regulatory, policy, geopolitics, cost, timing, or other factors. Growing interest on the part of shareholders and regulators in sustainability factors and increased demand for, and scrutiny of, sustainability-related disclosures, have also increased the risk that we or the

Manager could be perceived as, or accused of, making inaccurate or misleading statements regarding these matters. The occurrence of any of the foregoing could have a material and adverse impact on us, including on our reputation.

Although we view our sustainability approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into operations. This divergence exists across the jurisdictions and localities of our portfolio companies, in which case, it may result in conflicting sustainability-related regulations and legal frameworks, which increases compliance costs and our risk of non-compliance. The increased regulatory and legal complexity and heightened risk of public scrutiny could impact our reputation and lead to increased inquiries, investigations, challenges by federal or state authorities, and reactive stakeholder engagements. In addition, EQT Vehicles may be subject to regulatory requirements that require reporting from our portfolio companies, which may increase costs for our portfolio companies.

Additionally, our business could be materially and adversely affected if we, or our portfolio companies, fail to comply with applicable sustainability regulations. If regulators enact new rules, disagree with our sustainability procedures or standards, or require methodology that is different from our current practice, it may materially and adversely affect us in various ways, including the incurrence of significant compliance costs and an increase in the risk of litigation and regulatory action. There has been increased regulatory focus on the sustainability-related practices of companies, including in relation to improving transparency regarding the definition, measurement and disclosure of sustainability factors. There are many recently proposed and final sustainability rules, regulations, priorities and enforcement actions that may materially and adversely affect us if implemented notwithstanding any legal challenges.

For example, in the United States, in March 2024, the SEC adopted extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The final rule requires registrants to include prescribed climate-related information in their registration statements and annual reports substantially beyond what is currently required, including data regarding greenhouse gas emissions and information regarding climate-related risks and opportunities and related financial impacts, governance and strategy. The rule is subject to litigation and implementation was voluntarily stayed by the SEC in May 2024, and in March 2025, the SEC announced that it would no longer defend its climate-related disclosure rules in court. Therefore, the timing of the effectiveness of any new disclosure requirements is uncertain.

Globally, a lack of harmonization in relation to sustainability legal and regulatory reform across the jurisdictions in which we operate may affect our future implementation of, and compliance with, rapidly developing sustainability standards and requirements.

Additionally, collecting, measuring, and reporting sustainability information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards and can present numerous operational, reputational, financial, legal and other risks.

Compliance efforts raise a number of challenges, and may place strain on our Manager’s personnel, systems and resources, and we may incur significant compliance costs. Generally, we expect shareholder demands and the prevailing legal environment to require us to devote additional resources to sustainability matters in our review of prospective portfolio companies and management of existing portfolio companies, which will increase our expenses.

Additionally, failure to comply with such rules or meet shareholder expectations may materially and adversely affect our business and reputation, and negatively impact our ability to raise capital and the NAV of our Shares.

Compliance with environmental laws and regulations may result in substantial costs to the Company.

Our portfolio companies may own renewable energy assets, which in turn may be subject to numerous statutes, rules, and regulations relating to environmental protection, and international, national and local environmental laws and regulation affect the operations of renewable energy projects. The Company may acquire portfolio companies that are subject to changing and increasingly stringent environmental and health and safety laws, regulations, and permit requirements, and there can be no guarantee that all costs and risks regarding compliance with, or liability under, environmental laws and regulations can be identified. Violations of such requirements may result in administrative, civil and/or criminal enforcement proceedings, penalties and other liabilities including claims and litigation from third parties who may be affected, curtailment or shutdown of operations, revocation or non-renewal of permits, loss of contracts, and reputational impacts. Standards are set by these laws and regulations regarding certain aspects of health, safety and environmental quality, and they provide for penalties and other liabilities for the violation of such standards and establish, in certain circumstances, joint and several obligations to remediate and rehabilitate current and former facilities and locations where operations are, or were, conducted or where materials were disposed of. In particular, the oil and gas industry sometimes causes environmental hazards, such as oil spills, natural gas leaks and ruptures, discharges of petroleum products and hazardous substances and historic disposal activities. Clean-up liabilities can arise under environmental laws and regulations, including on a strict, joint and several basis, which presents a risk of portfolio companies paying for more than their fair share of clean-up costs associated with a contaminated property. New and more stringent environmental and health and safety laws, regulations and permit requirements or stricter interpretations of current laws or regulations could impose substantial additional costs on portfolio companies. Required expenditures for environmental compliance have adversely impacted investment returns in a number of segments of the industry. Certain industries will continue to face considerable oversight from environmental regulatory authorities and significant influence from non-governmental organizations and special interest groups. Compliance with such current or future environmental requirements does not ensure that the operations of portfolio companies will not cause injury to the environment or to people under all circumstances or that portfolio companies will not be required to incur additional unforeseen environmental expenditures. Moreover, failure to comply with any such requirements could have a detrimental impact on the financial performance of renewable energy projects. There can be no assurance that portfolio companies will at all times comply with all applicable environmental laws, regulations, and permit requirements. Past practices or future operations of portfolio companies could also result in material personal injury or property damage claims. Any noncompliance with these laws and regulations could subject the Company and its assets to material penalties or other liabilities. Under certain circumstances, environmental authorities and other parties may seek to impose personal liability on the limited partners of a partnership subject to environmental liability.

In addition, ordinary operation or the occurrence of an accident with respect to a renewable energy asset could cause environmental damage, which may result in significant financial distress to such asset if not covered by insurance, and, even if covered by insurance, may have a detrimental effect on the applicable portfolio company and/or the Company, resulting from adverse publicity related to such an incident and other similar consequences. There is the possibility of existing or future environmental contamination, including soil and ground water contamination, as a result of the spillage of hazardous materials or other pollutants. Under various environmental statutes, rules and regulations of the appropriate jurisdiction, a current or previous owner or operator of real property may be liable for non-compliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability whether or not the owner or operator knew of or was responsible for, the presence of hazardous materials. The presence of these hazardous materials on a property could also result in personal injury, property damage or similar claims by private parties. In addition, persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of these materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person.

Furthermore, the Company may be exposed to claims and losses arising from known, undisclosed or unknown environmental contamination from pollutants or other hazardous materials, or health or occupational safety matters. Under laws in many jurisdictions similar to the Comprehensive Environmental Response, Compensation and Liability Act, liability for environmental contamination may be without regard to fault or causation and in many situations may be joint and several, so that a liable party may be exposed to the entire liability involved; and such liability may arise not only from currently owned or operated properties but former properties of entities that are the subject of acquisition, and other properties impacted by such contamination, exposing the Company’s portfolio companies to material liabilities for costs of investigating and remediating contaminated properties, and for damages to natural resources. The Company could also suffer losses if reserves or insurance proceeds or indemnities prove inadequate to cover any such matters. Under the laws, rules and regulations of various jurisdictions, an owner of an asset can be liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos, on or in the asset. Liability can be joint and several, which can result in a party being held liable without regard to whether the party knew of, or was responsible for, the contamination. The presence of environmental contamination on a property, whether known or latent, also could result in personal injury to persons removing or who are otherwise exposed to such materials, as well as contamination and damage to other property, which could give rise to liability to third parties. In the event that the Company has an indemnity from a third-party purporting to cover any such liability, there can be no assurance as to the financial viability of any indemnifying party at the time a claim arises or when recovery is sought under the indemnity. Insurance for such matters may not be available, especially for known or suspected conditions, and even if insurance coverage is in place, any proceeds may prove inadequate to cover the losses involved. The Company may therefore be exposed to substantial risk of loss from environmental claims arising in respect of its portfolio companies. Community and environmental groups may protest the development or operation of companies, businesses or ventures operating in the infrastructure space which may induce government action to the detriment of the Company. Some of the most onerous environmental requirements regulate air emissions of pollutants and greenhouse gases; these requirements may particularly affect companies in the energy sector.

The cost to perform any remediation, and the cost to defend against any related claims, could exceed the value of the relevant portfolio company. In such cases, governmental authorities and others may seek to require the Company to satisfy the claims from other assets and portfolio companies and, depending on the circumstances, could prevail. The existence of contamination, the process of investigating and/or remediating contamination, and/or the failure to properly remediate contamination may adversely affect the owner’s ability to develop, use or sell the asset or to borrow funds using such asset as collateral and may result in fines and other sanctions. In addition, some environmental laws create a lien on a contaminated asset in favor of governments or government agencies for costs they may incur in connection with the contamination.

The effect of global climate change may impact our business.

Prolonged and potentially accelerating changes in climatic conditions, together with the response or failure to respond to these changes, could have a significant impact on the revenues, expenses and conditions of portfolio companies of the Company and therefore on the performance of the Company as a whole. While the precise future effects of climate change are unknown, it is possible that climate change could affect precipitation levels, droughts, wildfires, agricultural production, wind levels, annual sunshine, sea levels and the severity and frequency of storms and other severe weather events. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete infrastructure and response capabilities generally, leading to increased costs and higher taxes, decreases in economic efficiency, or both. If climate change continues and societies adversely affected by climate change are unable to effectively adapt, the ongoing disruptions caused could result in societal disruption on a local, national or even global scale, potentially leading to prolonged reduced economic output, political upheaval and humanitarian crises such as famines, mass migrations and disease outbreaks. Any and all of these developments could have material and adverse impacts on the business of portfolio companies of the Company and on the broader society and economy in which such portfolio companies operate.

Various Regulatory Agencies have enacted or proposed new or revised environmental regulations in an effort to reduce carbon emissions and the emissions of other gases believed to be contributing factors to climate change. These measures are varied and diverse across national, state or provincial and local jurisdictions, including targeted reductions in emissions, mandatory quotas, tax regimes based on emissions, bans or restrictions on the production of fossil fuels or on the construction of new infrastructure supporting the fossil fuel industry, and other measures. These measures could materially impact the performance of portfolio companies in many ways, including by increasing costs of doing business or compliance, through the imposition of fines or other penalties, or through reputational damage resulting from association (or perceived association) with industries viewed as contributing to climate change.

Various governments have in the past and are expected to continue to provide subsidies for “green” energy technologies, such as solar, wind, bio-fuel, geothermal, hydrogen and other non-fossil fuel based energy sources, with the goal of reducing carbon emissions in an effort to mitigate the impacts of anthropogenic climate change. Even with potentially large public and private investment in these technologies, it is possible that “green” energy technologies will be unable to be deployed at a scale sufficient to meet growing global energy demand, or even existing energy demand. Moreover, these technologies require significant changes to existing infrastructure in order to provide for a level of energy security and reliability comparable to existing fossil fuel-based energy generation technologies. The cost of upgrading infrastructure for this purpose, or energy disruptions if such infrastructure upgrades are not successfully completed, could result in significant disruptions to local, regional or national economies.

Risk management activities may not be effective and, consequently, may materially and adversely affect our returns.

The Company may invest in derivative instruments with the purpose of hedging certain risks incurred by the Company. However, we cannot guarantee that we can accurately or effectively price, identify and predict, manage or ameliorate our risks. Gaps in our risk management policies and procedures may leave us exposed to unidentified or unanticipated risk, which could materially and adversely affect us. Developing an effective framework for assessing and managing risks is complex. No framework or strategy can completely insulate our business from all risks, and we may be unable to identify all risks and limit our exposures based on our assessments. Furthermore, there can be no assurance that we can effectively review and monitor all risks or that all EQT employees will follow our risk management policies and procedures. If our modeling of, processes relating to, analysis of or management of risk do not accurately predict and appropriately respond to future risk exposures, such risks could have a material adverse effect on our return.

The Company expects to (but is under no obligation to) enter into swaps, forward contracts and other arrangements for hedging purposes to preserve a return on a particular portfolio company or to seek to protect against risks relating to the Company’s portfolio companies, including fluctuations in interest rates, currency exchange rates and commodity prices. The scope of risk management activities undertaken by us is selective and varies based on the level and volatility of interest rates, prevailing foreign currency exchange rates, the types of interests that are held and other changing market conditions. We do not seek to hedge our exposure in all currencies or all holdings, which means that our exposure to certain market risks is not limited. Where applicable, we use hedging transactions and other derivative instruments to reduce the effects of a decline in the value of a position, but they do not eliminate the possibility of fluctuations in the value of the position or prevent losses if the value of the position declines. However, such activities can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of the position. Such transactions may also limit the opportunity for gain if the value of a position increases. Moreover, it may not be possible to limit the exposure to a market development that is so generally anticipated that a hedging or other derivative transaction cannot be entered into at an acceptable price.

The success of any hedging or other derivative transactions that we enter into generally will depend on our ability to correctly predict market changes. As a result, while we may enter into such transactions in order to reduce our exposure to market risks, unanticipated market changes may result in poorer overall performance than if the hedging or other derivative transaction had not been executed. In addition, the degree of correlation between price movements of the instruments used in connection with hedging activities and price movements in a position being hedged may vary. Moreover, for a variety of reasons, we may not seek or be successful in establishing a perfect correlation between the instruments used in hedging or other derivative transactions and the positions being hedged. An imperfect correlation could prevent us from achieving the intended result and could give rise to a loss. In addition, it may not be possible to fully or perfectly limit our exposure against all changes in the value of our holdings, because the value of such holdings is likely to fluctuate as a result of a number of factors, some of which will be beyond our control or ability to hedge. Moreover, such transactions have special risks associated with them, including the possible bankruptcy or insolvency of, or default by the counterparty to the transaction and the illiquidity of the instrument acquired by the Company relating thereto. Portfolio companies can also enter into hedging transactions in order to hedge risks applicable to them. Such transactions are subject to similar risks to those described above. The Company could be exposed to such risks by reason of its holding of the relevant portfolio company, and there can be no assurance that any hedging strategies will be effective in protecting against currency exchange rate fluctuations or other risks. Additionally, if we enter into certain hedging transactions or otherwise invest in certain derivative instruments, failure to obtain and maintain an exemption from being regulated as a commodity pool operator could subject us to additional regulation and compliance requirements, which could materially and adversely affect our business and financial condition.

While hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash collateral, including at a time when we have insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that reduce the returns generated by us. Various regulators have proposed or adopted regulations governing futures and swaps, which may limit our trading activities and our ability to implement effective hedging strategies or increase the costs of compliance. Although the Company might benefit from the use of hedging transactions, changes in currency exchange rates or other factors could result in a poorer overall performance for the Company compared to what the Company’s performance would have been if it had not entered into hedging transactions.

We, or our portfolio companies, may need to incur financial leverage to be able to achieve our, or their, business objectives, resulting in additional risks.

The Company’s ability to acquire and control portfolio companies in many cases will depend on the availability and terms of any borrowings that are required or desirable with respect to such portfolio companies. A decrease in the availability of financing (or an increase in the interest cost) for leveraged transactions, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, would impair the Company’s ability to consummate these transactions and would materially and adversely affect the Company’s returns.

The Company’s assets are expected to include portfolio companies whose capital structures have significant leverage and in assets subject to significant leverage (in addition to such leverage as might be generated by the Company’s acquisitions). Such portfolio companies are inherently more sensitive to declines in revenues and to increases in expenses and interest rates. A leveraged entity or asset often will be subject to restrictive covenants imposed by lenders (or lenders other than the Company, as appropriate) restricting its activity or could be limited in making strategic acquisitions or obtaining additional financing. In addition, leveraged entities or assets are often subject to restrictions on making interest payments and other distributions, which are often linked to matters including cover ratios and the level of infrastructure project performance. If an event occurs that prohibits a portfolio company from making distributions for a particular period, this could affect the levels and timing of the Company’s returns. Although the Manager will seek to use leverage in a prudent manner, the leveraged capital structure of the Company’s portfolio companies or other leverage affecting its assets will increase their exposure to adverse economic factors such as future downturns in the economy or deterioration in the condition of any such portfolio company or its industry. Specifically, an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would also make it more expensive to finance acquisitions. During periods of rising or higher interest rates, certain portfolio companies with floating interest rate loans may become unable to meet their debt service obligations if their benchmark interest rates were to rise materially, or if these portfolio companies’ lenders or debt holders generally are unwilling to extend or refinance their loans or debt securities on similarly attractive terms. Any of these events could result in defaults, foreclosures or bankruptcies, which would likely reduce the value of our portfolio companies and could result in decreased net income. An increase in interest rates and other changes in the financial markets could also negatively impact the values of certain of our holdings and the ability of our portfolio companies to access the capital markets on attractive terms, which could materially and adversely affect acquisition and realization opportunities, lead to lower yields and potentially decrease our net income. Conversely, low interest rates related to monetary stimulus, economic stagnation or deflation may negatively impact expected returns as the demand for relatively higher return assets increases and the supply decreases.

Additionally, the Company will typically purchase equity in portfolio companies, though in some instances, the Company may acquire debt securities issued by its portfolio companies as well. The equity securities received by the Company in relation thereto will typically be the most junior or some of the most junior securities in what will typically be a complex capital structure, and thus subject to a material risk of loss in the case of the portfolio company’s financial difficulty, or if an event of default occurs under the terms of the relevant financing and a lender decides to enforce its creditor rights. Events of default could, in some cases, be triggered by events not related directly to the borrower itself.

The Company’s subsidiaries and affiliates may borrow on a secured or unsecured basis and guarantee obligations, in each case on a joint, several, joint and several or cross-collateralized basis with, or for the benefit of, any portfolio company, co-investment vehicles and EQT Vehicles, at any time and for any proper purpose relating to the activities of the Company, including, without limitation, to acquire portfolio companies and refinance its existing portfolio companies and to increase deployment capacity or pay fees and expenses. The Company may also incur debt to facilitate repurchase requests. Such use of leverage generally magnifies the Company’s opportunities for gain and its risk of loss from a particular portfolio company. The cost and availability of leverage is highly dependent on the state of the broader credit markets (and such credit markets may be impacted by regulatory restrictions and guidelines), which state is difficult to accurately forecast, and at times it may be difficult to obtain or maintain the desired degree of leverage. The Company expects to incur leverage at the Company level and at the portfolio company level, including in connection with certain transactions, and such leverage may fluctuate depending on market conditions. The interest expense and other costs incurred in connection with such borrowing may not be recovered by appreciation in the portfolio companies purchased or carried. Gains realized with borrowed funds may cause the Company’s returns to be higher than would be the case without borrowings. If, however, portfolio company performance fails to cover the cost of borrowings, the Company’s returns could also decrease faster than if there had been no borrowings. Further, such leverage will increase the exposure of a portfolio company to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the portfolio company. If the Company defaults on secured indebtedness, the lender may foreclose and the Company could lose its entire interest in the security for such loan. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby. Further, to the extent income received from portfolio companies is used to make interest and principal payments on such borrowings, shareholders may be allocated income, and therefore tax liability, in excess of cash received by them in distributions. The presence of leverage substantially increases the risk profile of the Company and its portfolio companies.

The Company’s use of borrowings to create leverage will subject the Company to additional risks. For example, depending on the type of facility, a decrease in the market value of the Company’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a “margin call,” pursuant to which the Company must either deposit additional funds or securities with the lender or suffer mandatory liquidation of the pledged securities to compensate for the decline in value. In the event of a sudden, precipitous drop in the value of the Company’s assets, the Company might not be able to liquidate assets quickly enough to pay off its debt.

The Company may enter into a line of credit, and may enter into one or more other lines of credit or other credit facilities on a joint, several, joint and several or cross-collateralized basis with EQT Vehicles, which may result in the Company being required to contribute amounts in excess of its pro rata share of a borrowing to make up for any shortfall if such EQT Vehicles are unable to repay their pro rata share of such indebtedness. In such case, it is expected that the Company and the EQT Vehicles would enter into a back-to-back or other similar reimbursement agreement. In addition, it is anticipated that any such credit facility will contain a number of common covenants that, among other things, might restrict the ability of the Company to: (i) acquire or dispose of assets or businesses; (ii) incur additional portfolio company level indebtedness; (iii) make capital expenditures; (iv) make cash distributions; (v) create liens on assets; (vi) enter into leases or acquisitions; (vii) engage in mergers or consolidations; (viii) process subscriptions; (ix) consent to transfers of interests in the Company or repurchase Shares; (x) make amendments to the governing documents of the Company; or (xi) engage in certain transactions with affiliates, and otherwise restrict corporate activities of the Company (including its ability to acquire additional acquisitions, businesses or assets, certain changes of control and asset sale transactions) without the consent of the lenders. Also, such a credit facility would likely require the Company to maintain specified financial ratios and comply with tests, including minimum interest coverage ratios, maximum leverage ratios, minimum net worth and minimum equity capitalization requirements. With respect to any asset-backed facility entered into by the Company (or an affiliate thereof), a decrease in the market value of the Company’s portfolio companies would increase the effective amount of leverage and could result in the possibility of a violation of certain financial covenants or financial ratios pursuant to which the Company must either repay the borrowed funds to the lender or suffer foreclosure or forced liquidation of the pledged assets. The Company may incur indebtedness under such credit facility that bears interest at a variable rate. Economic conditions could result in higher interest rates, which could increase debt service requirements on variable rate debt and could reduce the amount of cash available for various Company purposes.

The Company’s governing documents, including its LLC Agreement, do not limit the amount of indebtedness the Company may incur. The extent to which the Company uses leverage may have the following consequences to the shareholders, including, but not limited to: (i) greater fluctuations in the net assets of the Company, (ii) use of cash flow for debt service rather than distributions, or other purposes and (iii) in certain circumstances the Company may be required to prematurely dispose of portfolio companies to service its debt obligations. So long as the Company is able to realize a higher net return on its portfolio companies than the then-current cost of any leverage together with other related expenses, the effect of the leverage will be to cause shareholders to realize higher current net investment income than if the Company were not so leveraged. On the other hand, the Company’s use of leverage will result in increased operating costs. Thus, to the extent that the then-current cost of any leverage, together with other related expenses, approaches the net return on the Company’s portfolio companies, the benefit of leverage to holders of Shares will be reduced, and if the then-current cost of any leverage, together with related expenses, were to exceed the net return on the Company’s portfolio companies, the Company’s leveraged capital structure would result in lower net assets than if the Company were not so leveraged. There can also be no assurance that the Company will have sufficient cash flow to meet its debt service obligations. As a result, the Company’s exposure to losses may be increased due to the illiquidity of its assets generally.

The Company’s ability to achieve its business plans will depend in part on its and its portfolio companies’ ability to access sufficient sources of indebtedness at attractive rates. A decrease in the availability of financing or an increase in either interest rates or risk spreads demanded by leverage providers, whether due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders, could make it more expensive to finance the Company’s portfolio companies on acquisition and throughout the term of the Company’s ownership of such portfolio company holdings and could make it more difficult for the Company to compete for new portfolio companies with other potential buyers who have a lower cost of capital. A portion of the indebtedness used to finance portfolio companies on acquisition and throughout the term of the Company’s ownership of such portfolio company holdings might include high-yield debt securities issued in the capital markets. Availability of capital from the high-yield debt markets is subject to significant volatility, and there could be times when the Company might not be able to access those markets at attractive rates, or at all, when completing an acquisition or as is otherwise required during the term of the Company’s holding. In addition, the leveraged lending guidelines published by the European Central Bank (or similar guidelines or restrictions published or enacted by the European Central Bank, or a similar institution outside of the EU, in the future) could limit the willingness or ability of banks or other financing sources to provide financing sought by the Company or its portfolio companies, and could result in an inability of the Company or its portfolio companies to establish their desired financing or capital structures.

It should be noted that the use of leverage may cause US tax-exempt investors in the Company to incur unrelated business taxable income in respect of us, as defined in Section 512 of the Code (“UBTI”), possibly in substantial amounts, which is subject to U.S. federal income tax.

Force majeure events may adversely affect our assets.

Portfolio companies could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, including, without limitation, acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, toll rates, social instability and competition from other forms of infrastructure). Some force majeure events could adversely affect the ability of a party (including a portfolio company or a counterparty to the Company or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, forced events, such as the cessation of machinery (e.g., turbines) for repair or upgrade, could similarly lead to the unavailability of essential machinery and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company or other issuer, cause personal injury or loss of life, damage property, or instigate disruption of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. Force majeure events that are incapable of or are too costly to cure might have a permanent adverse effect on a portfolio company. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries where the Company holds portfolio companies. Additionally, a major governmental intervention into industry, including the nationalization of an industry or the assertion of control over one or more portfolio companies or its assets, could result in a loss to the Company, including if its ownership stake in such portfolio company is canceled, unwound or acquired (which could be without what the Company considers to be adequate compensation). Any of the foregoing could therefore adversely affect the performance of the Company and its Joint Ventures.

Risks Related to Our Portfolio Companies and Industry Focus

Our acquisitions and holdings may be subject to a number of inherent risks.

Our results are highly dependent on our ability to generate attractive risk-adjusted returns and achieve medium-to-long-term capital appreciation by owning and controlling portfolio companies within the infrastructure space diversified across several sectors. Our acquisitions and holdings may involve a number of significant risks, including the following:

•

our portfolio companies may have limited financial resources and may be unable to meet their obligations, which may be accompanied by a deterioration in the value of their equity securities or any collateral or guarantees provided with respect to their debt;

•

our portfolio companies may be more likely to depend on the management talents and efforts of a small group of persons and, as a result, the death, disability, resignation or termination of one or more of those persons could have a material adverse impact on their business and prospects;

•

our portfolio companies may be businesses or divisions acquired from larger operating entities that may require a rebuilding or replacement of financial reporting, information technology, operational and other functions;

•

our portfolio companies may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;

•

instances of bribery, fraud and other deceptive practices committed by senior management of portfolio companies in which our portfolio companies or we hold interests may undermine our due diligence efforts with respect to such companies, and if such bribery, fraud or other deceptive practices are discovered, negatively affect the valuation of our holdings, as well as contribute to overall market volatility that can negatively impact the Company;

•

our portfolio companies generally have capital structures established on the basis of financial projections based primarily on management’s judgments and assumptions, and general economic conditions and other factors may cause actual performance to fall short of these financial projections, which could cause a substantial decrease in the value of our equity holdings in the portfolio company;

•

our executive officers, directors and employees may be named as defendants in litigation involving a portfolio company, and we may indemnify such executive officers, directors or employees for liability relating to such litigation;

•

our portfolio companies may operate in a variety of industries that are subject to extensive domestic and foreign regulation (including companies that supply services to governmental agencies), such as the telecommunications industry, the defense and government services industry, the oil and gas industry and the waste management industry, which may involve greater risk due to rapidly changing market and governmental conditions in those sectors;

•

our portfolio companies may include state-owned enterprises or assets that have been or will be transferred from government to private ownership, and we may not be able to participate in a potential privatization or nationalization on acceptable terms, or at all;

•

our portfolio companies and/or their service providers, agents or other counterparties may have a unionized workforce or relationships with individuals who are otherwise covered by a collective bargaining agreement, which could have an adverse impact on the operations of our portfolio companies in case of dispute or delays in, or the inability to, renew collective bargaining agreements;

•

our portfolio companies may be dependent on various government (or private) reimbursement programs, and may have contracts with governmental authorities, which contracts may be more favorable to such governmental authority than a typical commercial contract and which are subject to additional risks, such as the risk that governmental authorities may not honor their commitments, especially over the long term, and that regulations enacted by these governmental authorities may adversely impact such portfolio companies;

•

our portfolio companies in the utilities industries may be subject to competitive pressures, including those arising from governments seeking to increase competition, changes in regulation by federal and state authorities, technological advances, availability of inputs and consumer demand, which may adversely impact such portfolio companies;

•

our transactions may involve complex tax structuring that could be challenged or disregarded, which may result in losing treaty benefits or would otherwise materially and adversely impact our portfolio companies; and

•

significant failures of our portfolio companies to comply with laws and regulations applicable to them could negatively affect our ability to acquire other companies in certain industries in the future and could harm our reputation.

We may acquire interests in portfolio companies through arrangements with third parties, including a minority interest, to the extent consistent with maintaining our exclusion from the Investment Company Act.

We may acquire portfolio companies through arrangements with operating partners, including through partnerships, Joint Ventures or other entities. Operating partners, if used, generally would be expected to provide various services to portfolio entities through which such acquisitions are made, including acquisition-related services (such as sourcing, evaluating, structuring, due diligence and execution with respect to actual or potential portfolio company opportunities) and management-related services with respect to such portfolio companies (including day-to-day management and oversight). The operating partners with respect to a particular portfolio company could also provide the same or similar services with respect to one or more other portfolio companies and/or one or more EQT Vehicles in addition, potentially, to third parties unaffiliated with us, EQT Vehicles or EQT. We expect to make acquisitions alongside third parties, including third-party fund managers, which third parties might have larger or controlling ownership interests in, or governance rights in respect of, such portfolio companies. Although we will attempt to acquire the necessary governance rights to exercise enough influence to implement value creation strategies, in some cases certain major decisions will require the consent of other investors, thereby lessening our control and therefore its ability to protect our position. It may also be more difficult for us to sell our interest in any Joint Venture, partnership or entity with other owners than to sell our interest in other types of portfolio companies (and any such portfolio company may be subject to a buy-sell right). We may grant operating partners and other third parties approval rights with respect to major decisions concerning the management and disposition of portfolio companies, which would increase the risk of deadlocks or unanticipated exits from a portfolio company. A deadlock could delay the execution of the business plan for the portfolio company or require us to engage in a buy-sell of the venture with the operating partner and other third party or conduct the forced sale of such portfolio company or require alternative dispute resolution in order to resolve such deadlock. As a result of these risks, we may be unable to fully realize our expected return on any such portfolio company. In addition, there may be instances in which we make an investment in publicly traded securities without the intent to control or influence the securities and other assets in which it invests, and in such cases, we will be significantly reliant on the existing management, board of directors and other shareholders of such companies, which will include representation of other financial investors with whom we are not affiliated and whose interests may conflict with our interests.

In addition, it is possible that, from time to time, we or an affiliate of ours, including EQT, could enter into exclusivity, non-competition or other arrangements with one or more Joint Venture partners, operating partners or other third parties (each, an “Exclusive JV Partner”) with respect to potential portfolio companies in a particular geographic region or with respect to a specific industry or portfolio company type pursuant to which we, or such affiliate, could agree, among other things, not to acquire portfolio companies in such region or with respect to such industry or portfolio company type outside of its arrangement with such Exclusive JV Partner. Accordingly, there could be circumstances in which the Manager could source a potential portfolio company or be presented with an opportunity by a third party, and, as a result of such arrangements with an Exclusive JV Partner, we could be precluded from pursuing such acquisition.

Such acquisitions will involve risks in connection with such third-party involvement, including the possibility that a third party could have financial difficulties resulting in a negative impact on such portfolio companies. Furthermore, a third-party co-investor or manager or operator might have economic or business interests or goals that are inconsistent with ours or could be in a position to take (or block) action in a manner contrary to our portfolio objectives. We might also, in certain circumstances, be liable for the actions of such third parties. While we can seek to obtain indemnities to mitigate such risk, such efforts might not be successful. Acquisitions made with such third parties in Joint Ventures or other entities could involve arrangements whereby we would bear a disproportionate share of the expenses of our Joint Venture and/or portfolio entity, as the case may be, including any overhead expenses, management fees or other fees payable to our Joint Venture partner (or the management team of our Joint Venture portfolio entity), employee compensation, diligence expenses or other related expenses in connection with backing our Joint Venture or the build out of our Joint Venture portfolio entity.

In the event that we have a non-controlling interest in any such portfolio company, there can be no assurance that minority rights will be available to us or that such rights will provide sufficient protection of our interests. In addition, our business strategies in certain portfolio companies could, but are not expected to, depend on their ability to enter into satisfactory relationships with Joint Venture or operating partners. There can be no assurance that our future relationship with any such partner or operator would continue (whether on currently applicable terms or otherwise) or that any relationship with other such persons would be able to be established in the future, as desired, with respect to any sector or geographic market and on terms favorable to us. Demand for such partners or operators could exceed supply, and may result in increased costs to a portfolio company or us or a disruption of operations.

We may enter into Joint Ventures with third parties to acquire portfolio companies, which could result in shared decision-making authority and conflicts of interest.

We may enter into Joint Ventures with third parties to acquire portfolio companies. We may also enter into partnerships or other co-ownership arrangements or participations. Such business activities may involve risks not otherwise present with other methods of investing in portfolio companies, including, for instance, the following risks and conflicts of interest:

•	our Joint Venture partner could become insolvent or bankrupt;

•	fraud or other misconduct by our Joint Venture partner;

•

we may share decision-making authority with our Joint Venture partner regarding certain major decisions affecting the ownership of our Joint Venture and our Joint Venture property, such as the sale of the property or the making of additional capital contributions for the benefit of the property, which may prevent us from taking actions that are opposed by our Joint Venture partner;

•

under certain Joint Venture arrangements, neither party may have the power to control the venture and, under certain circumstances, an impasse could result regarding cash distributions, reserves, or a proposed sale or refinancing of the portfolio company, and this impasse could have a material adverse impact on our Joint Venture, which could materially and adversely impact the operations and profitability of our Joint Venture and/or the amount and timing of distributions we receive from such Joint Venture;

•

our Joint Venture partner may at any time have economic or business interests or goals that are or that become in conflict with our business interests or goals, including, for instance, the operation of portfolio companies;

•	our Joint Venture partner may be structured differently than us for tax purposes and this could create conflicts of interest;

•

we may rely upon our Joint Venture partner to manage the day-to-day operations of our Joint Venture and underlying portfolio companies, as well as to prepare financial information for our Joint Venture and any failure to perform these obligations may have a negative impact on our performance and results of operations;

•

our Joint Venture partner may experience a change of control, which could result in new management of our Joint Venture partner with less experience or conflicting interests to us and be disruptive to our business;

•	such Joint Venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or business objectives;

•	the terms of our Joint Ventures could restrict our ability to sell or transfer its interest to a third party when it desires on advantageous terms, which could result in reduced liquidity;

•

we or our Joint Venture partner may have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partner’s interest, at a time when we otherwise would not have initiated such a transaction; and

•	our Joint Venture partner may not have sufficient personnel or appropriate levels of expertise to adequately support our initiatives.

In addition, disputes between us and our Joint Venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and efforts on our business. Any of the above might subject us to liabilities and thus reduce our ability to make attractive new acquisitions. We may at times enter into arrangements that provide for unfunded commitments and, even when not contractually obligated to do so, may be incentivized to fund future commitments related to our portfolio companies.

We face heightened risks unique to the nature of our portfolio companies.

Owning portfolio companies in the infrastructure space involves many relatively unique and acute risks. Projected revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Unanticipated changes in the availability or price of inputs necessary for the operation of portfolio companies may adversely affect the overall profitability of a portfolio company or related project. Events outside the control of the owner of a portfolio company, such as political action, governmental regulation, demographic changes, economic conditions, pandemics, increasing fuel prices, government macroeconomic policies, political events, toll rates, social stability, competition from untolled or other forms of transportation, natural disasters (such as fire, floods, earthquakes and typhoons), changes in weather, changes in demand for products or services, bankruptcy or financial difficulty of a major customer and acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring infrastructure facilities. In turn, this may impair a portfolio company’s ability to repay its debt, make distributions to the Company or even result in termination of an applicable concession or other agreement. As a general matter, the operation and maintenance of portfolio companies involve various risks and are subject to substantial regulation, many of which may not be under the control of the owner, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities.

Although portfolio companies may maintain insurance to protect against certain risks, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to customary deductibles and coverage limits and may not be sufficient to recoup all of a portfolio company’s losses. There can be no assurance that a portfolio company’s insurance would cover liabilities resulting from claims relating to the design, construction, maintenance, or operation of the businesses acquired by the Company, lost revenues or increased expenses resulting from such damage. If a major, uninsured loss occurs, the Company could lose both invested capital in and anticipated profits from, the affected portfolio companies. Furthermore, a portfolio company may face competition from other companies, businesses or ventures in the vicinity of the assets they operate, the presence of which depends in part on governmental plans and policies.

Additionally, our business and portfolio companies may be materially affected by financial markets and economic conditions or events throughout the world, such as interest rates, fiscal and monetary stimulus and withdrawal of stimulus, availability of credit, inflation rates, economic uncertainty, changes in laws (including laws relating to taxation), trade barriers, commodity prices, and currency exchange rates and controls. Geopolitical developments and other local and global events outside of our control, including, without limitation, trade conflict, sanctions (reciprocal or unilateral), trade barriers, civil unrest, national and international political circumstances (including outbreak of war, terrorist acts or security operations), can adversely impact our portfolio companies around the world.

Moreover, a change in global equity prices or in market volatility may impact the value of our portfolio companies and our profitability as well as our ability to realize gains and the receptiveness of investors to our

Shares. Volatility across global equity and credit markets, alongside shifting liquidity conditions in new issue activity across equity and non-investment-grade credit markets, may adversely impact our financial results, the valuation of our portfolio companies, the income that we recognize and our ability to deploy our capital. For our portfolio companies that are publicly listed and thus have readily observable market prices, global equity market price declines may have a direct impact on valuation. For other portfolio companies, these markets may have an indirect materially adverse impact on our valuations to the extent we utilize market multiples as a critical input to ascertain fair value of our portfolio companies that do not have readily observable market prices.

The impact of these conditions may, and likely would, also exacerbate many of the other risks discussed in this Registration Statement.

Our portfolio companies may not exhibit mitigating characteristics typical of assets, businesses or projects in the infrastructure space. As a result, there can be no assurance that any perceived benefits of acquiring portfolio companies in the infrastructure space will be realized.

The Company will seek to own portfolio companies that typically have some or all of the following characteristics: regulated or substantially contracted revenue streams; immediate access to cash yield; long-term expected hold periods; limited demand or usage risk, or usage risk driven primarily by favorable demographic factors; a low level of exposure to market competition due to natural monopoly characteristics, government regulation or contractual protections, natural geographic restrictions or high capital investment costs; properties or other assets that provide essential services that are less dependent on market conditions; assets that exhibit barriers to entry or completion, long-life real assets; assets that can be financed with long-term, fixed rate debt (often investment grade); assets that exhibit stable cash flows; and assets with a long-term expected hold period. Whether and to what extent such characteristics exist with respect to a portfolio company is a matter of opinion and judgment, which may prove incorrect. Such characteristics are expected to help mitigate the risks associated with the Company’s portfolio companies, but there can be no assurance that perceived or expected mitigating characteristics associated with the portfolio companies operating in the infrastructure space (e.g., low volatility, low correlation, high cash yield, strong downside protection, mitigation against rising interest rates, revenues keyed to inflation and an ability to control the timing, and manner of exits) will be achieved or realized. It is possible that the Company will own other types of portfolio companies (including infrastructure-related “opportunistic” acquisitions), which may differ in form and structure (and may not have the characteristics described above) on a case-by-case basis, as the Manager may determine are appropriate for the Company in a given context based on prevailing economic and market conditions and other factors deemed relevant by the Manager. There can be no assurance that any perceived benefits of acquiring portfolio companies in the infrastructure space will be realized and some of the Company’s portfolio companies may not exhibit the forgoing characteristics.

The operation and maintenance and additional capital requirements of portfolio companies in the infrastructure space involve significant capital expenditures and various risks, which may not be under the control of the Company.

As a general matter, the operation and maintenance of portfolio companies in the infrastructure space involve significant capital expenditures and various risks, many of which may not be under the control of the owner/operator, including labor issues, political or local opposition, failure of technology to perform as anticipated, technical obsolescence, increasing fuel prices, structural failures and accidents, environment related issues, counterparty non-performance and the need to comply with the directives of government authorities. Optional or mandatory improvements, upgrades or rehabilitation of companies, businesses or ventures operating in the infrastructure space may cause delays or result in closures or other disruptions subjecting the portfolio companies to various risks including lower revenues.

Furthermore, the Company might own portfolio companies that feature infrastructure assets that could include both existing infrastructure assets or businesses and in “Greenfield” infrastructure assets or businesses that require significant capital expenditure to complete their development, bring them to fully commissioned and/or cash-flowing status or to otherwise optimize their operational capabilities.

Construction risks typical for “Greenfield” infrastructure assets and businesses which the Company may own and control, include, without limitation, risks of: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) difficulty in obtaining regulatory, environmental or other approvals or permits; (iii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iv) less than optimal coordination with public utilities in the relocation of their facilities; (v) adverse weather conditions and unexpected construction conditions; (vi) accidents or the breakdown or failure of construction equipment or processes; (vii) other events discussed herein under “—Force majeure events may adversely affect our assets” that are beyond the control of the Manager and the Company; and (viii) risks associated with holding direct or indirect interests in undeveloped land or underdeveloped real property. These risks could result in substantial unanticipated delays or expenses (which could exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken, any of which could have an adverse effect on the Company and on the amount of funds available for distribution to shareholders. Similar risks apply to the ongoing operations of any properties and other assets or businesses. Portfolio companies owned by the Company might remain in construction phases for a prolonged period and, accordingly, might not be cash generative for a prolonged period. While the intention of the Company in respect of any infrastructure asset or business acquired might be for construction works to be contracted to a construction contractor on a fixed-price basis with liquidated damages payable to the Company where delay is caused that is attributable to the contractor, the related contractual arrangements made by the Company may not be as effective as intended and/or contractual liabilities on the part of the Company could result in unexpected costs or a reduction in expected revenues for the Company. In addition, recourse against the contractor could be subject to liability caps or could be subject to default or insolvency on the part of the contractor.

Other properties and other assets and businesses that the Company owns might require large capital expenditures, including, but not limited to, in connection with completing, maintaining, developing and/or expanding their existing plant, machinery and facilities, necessary software and other intellectual property assets or securing necessary licenses, approvals and concessions and complying with related requirements of a Regulatory Agency. Such capital expenditures could exceed cash flow from operations and/or the amount of capital the Company has earmarked for the relevant portfolio company and the relevant portfolio company might need to secure additional capital through other means and sources, including selling assets or refinancing or restructuring its debt capital, which, if available, could be at higher interest rates and/or otherwise on more onerous terms than any existing debt financing. Sourcing of such capital through additional equity investment from third parties will dilute the Company’s interest in the relevant portfolio company and its returns and such dilution might be on the basis of valuations of hard-to-value illiquid assets, which could ultimately result in an over-dilution of the Company’s ownership, all of which will have an adverse impact on the Company’s financial returns generated by such portfolio company. Any delay or failure by the relevant portfolio company to secure such capital from other sources and to implement the necessary capital expenditures in whole or in part will also have an adverse impact on returns to the extent there is a delay or failure in its ability to achieve fully commissioned and/or cash-flowing status or to otherwise optimize its operational capabilities.

Changes in estimates and financial projections may adversely impact the value of the Company’s portfolio companies.

The Company may acquire portfolio companies where estimates of natural resources reserves, customer usage and factors such as solar energy intensity and movement of wind and water flow (in the case of, for example, solar, wind and hydroelectric power, respectively) by qualified engineers are a key factor in valuing certain potential infrastructure projects and companies. The process of making these estimates is complex, requiring significant decisions, collection of accurate factual information and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir or reserve. The factors assessed for making estimates can also be unpredictable and subject to substantial variation, especially in the case of natural processes such as solar, wind, or water conditions upon which a renewable energy project is reliant. These estimates are also subject to wide variances in market conditions, underlying assumptions, commodity prices and certain technical or investment-related assumptions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and of future net cash flows necessarily depend on a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future prices, future operating costs, severance and excise taxes, development costs and work over and remedial costs, all of which may in fact vary considerably from actual results. Accordingly, it is possible for such estimates to be revised from time to time, creating changes in the value of the company owning such reserves or subject to such factors, which may materially and adversely affect the value of the Company’s portfolio companies.

Portfolio companies may experience supply chain disruptions that could adversely impact the Company’s business and financial condition.

Equipment and spare parts may become unavailable or difficult to procure on terms consistent with those that a portfolio company has budgeted for. For example, some jurisdictions in which portfolio companies operate have experienced supply chain challenges resulting from bottlenecks caused by, among other things, increases in demand and challenges involved with ramping up to meet this demand.

Supply chains could be further disrupted in the future by factors outside of the Manager’s or the Company’s control. This could include (1) a reduction in the supply or availability of the commodities required to produce the parts and components that a portfolio company needs to maintain existing projects and develop new projects from its development pipeline, (2) potential effects of a global pandemic, (3) the potential physical effects of climate change, such as increased frequency and severity of storms, precipitation, floods and other climatic events and their impact on transportation networks and manufacturing centers, and (4) economic sanctions or embargoes, including those relating to human rights concerns in jurisdictions that produce key materials, components or parts.

Any material delays in procuring equipment or significant cost increases of portfolio companies could adversely impact the Company’s business and financial condition.

The acquisition of portfolio companies in the infrastructure space potentially exposes us to a higher level of regulatory control than typically imposed on other businesses.

In some instances, the acquisition of portfolio companies operating in the infrastructure space involves substantive continuing involvement by, or an ongoing commitment to, Regulatory Agencies. There can be no assurance that (i) existing regulations applicable to acquisitions generally or the portfolio companies will not be revised or reinterpreted; (ii) new laws and regulations will not be adopted or become applicable to portfolio companies; (iii) the technology, equipment, processes and procedures selected by portfolio companies to comply with current and future regulatory requirements will meet such requirements; (iv) such portfolio companies’ business and financial conditions will not be materially and adversely affected by such future changes in, or reinterpretation of, laws and regulations (including the possible loss of exemptions from laws and regulations) or any failure to comply with such current and future laws and regulations; or (v) regulatory agencies or other third parties will not bring enforcement actions in which they disagree with regulatory decisions made by other regulatory agencies. In addition, in many instances, the operation or acquisition of portfolio companies may involve an ongoing commitment to or from a government agency. The nature of these obligations exposes the owners of portfolio companies to a higher level of regulatory control than is typically imposed on other businesses.

Regulatory Agencies might impose conditions on the construction, operations and activities of a portfolio company as a condition to granting their approval or to satisfy regulatory requirements, including requirements that such portfolio companies remain managed by the Company or its affiliates, which could limit our ability to dispose of portfolio companies at opportune times or make the continued operation of such portfolio company unfeasible or economically disadvantageous, and any expenditures made to date with respect to such portfolio company may be wholly or partially written off. Sometimes commitments to Regulatory Agencies involve the posting of financial security for performance of obligations. If obligations are breached, these financial securities may be called upon by the relevant Regulatory Agency.

There is also the risk that our portfolio companies do not have, might not obtain, or may lose permits necessary for their operations. Permits or special rulings may be required on taxation, financial and regulatory related issues. Many of these licenses and permits have to be renewed or maintained over the life of the business. The conditions and costs of these permits, licenses and consents may be changed on any renewal, or, in some cases, may not be renewed due to unforeseen circumstances or a subsequent change in regulations.

Regulatory Agencies often have considerable discretion to change or increase regulation of the operations of a portfolio company or to otherwise implement laws, regulations, or policies affecting its operations (including, in each case, with retroactive effect), separate from any contractual rights that the Regulatory Agencies’ counterparties have. Accordingly, additional or unanticipated regulatory approvals or reviews, including, without limitation, renewals, extensions, transfers, assignments, reissuances, or similar actions, could be required to acquire portfolio companies, and additional approvals or reviews could become applicable in the future due to, among other reasons, a change in applicable laws and regulations, or a change in the relevant portfolio company’s customer base or activities. There can be no assurance that a portfolio company will be able to (i) obtain all required regulatory approvals that it does not yet have or that it could require in the future; (ii) obtain any necessary modifications to existing regulatory approvals; or (iii) maintain required regulatory approvals. Any delay in obtaining or failure to obtain and maintain in full force and effect any regulatory approvals, or amendments thereto, or delay or failure to satisfy any regulatory conditions or other applicable requirements could prevent operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to a third party, the operation of a facility owned by a portfolio company, the completion of a previously announced acquisition or sale to a third party or could otherwise result in additional costs and material adverse consequences to a portfolio company and the Company.

For example, acquisitions of relevant portfolio companies by the Company are subject to various antitrust, merger control and similar laws and are subject to regulation and enforcement by the U.S. Federal Trade Commission (the “FTC”), the U.S. Department of Justice (the “DOJ”) and similar laws and regulators in foreign countries. These laws and regulations can impose material costs or delays with respect to prospective acquisitions and/or prevent the consummation of acquisitions in certain instances. It is possible that the Company or one or more of its portfolio companies could be required to divest assets as a condition to approval of a given acquisition, or could be forced to divest an asset after it is acquired in certain circumstances. In evaluating the approach to take in the foregoing or similar circumstances, the Manager will take into account both the interests of the Company and potentially other EQT Vehicles, which could result in conflicts of interest. There is no guarantee that any such conflicts will be resolved in a manner that is favorable to the Company or that decisions made in order to address relevant rules and regulations will not have an adverse impact on the Company or its Infrastructure Assets. See “Item 13. Certain Relationships and Related Transactions, and Director Independence —Potential Conflicts of Interest—Potential Conflicts of Interest between the Company and other EQT Vehicles—Acquisition Opportunities Alongside EQT Vehicles.”

Additionally, on October 10, 2024, the FTC announced significant changes to the Premerger Notification and Report Form and associated instructions as well as to the premerger notification rules implementing the Hart-Scott-Rodino Act. These changes, as well as increased bipartisan focus on antitrust regulation and enforcement more generally, could adversely impact the ability of the Company to make acquisitions or retain its Infrastructure Assets (or the associated costs) and could also adversely impact the operations of relevant portfolio companies, including potentially required divestment of or by infrastructure assets or portions thereof.

Since many portfolio companies in the infrastructure space will provide basic, everyday services and face limited competition, Regulatory Agencies could be influenced by political considerations and could make decisions that adversely affect a portfolio company’s business. Certain portfolio companies in the infrastructure space are very much in the “public eye” and politically sensitive, and as a result the Company’s activities could attract an undesirable level of publicity. Additionally, pressure groups and lobbyists could induce Regulatory Agency action to the Company’s detriment as the owner of the relevant portfolio company. There can be no assurance that the relevant government will not legislate, impose regulations, or change applicable laws, or act contrary to the law in a way that would materially and adversely affect the business of a portfolio company. The profitability of certain types of portfolio companies might be materially dependent on government subsidies being maintained (for example, government programs encouraging the development of certain technologies such as solar and wind power generation). Reductions or eliminations of such subsidies would likely have a material adverse impact on relevant acquisitions by us.

Certain portfolio companies’ operations may rely on government licenses, concessions, leases or contracts that are generally very complex and could result in a dispute over interpretation or enforceability. Even though most permits and licenses are obtained prior to the commencement of full project operations, many of these licenses and permits have to be maintained over the project’s life. If the Company or a portfolio company fails to comply with these regulations or contractual obligations, it could be subject to monetary penalties or lose its right to operate the affected asset, or both.

Where the Company or a portfolio company holds a concession or lease from a Regulatory Agency, such arrangements are subject to special risks as a result of the nature of the counterparty. The concession or lease might restrict the operation of the relevant asset or business in a way that maximizes cash flows and profitability. The lease or concession could also contain clauses more favorable to the Regulatory Agency counterparty than a typical commercial contract. In addition, there is the risk that the relevant Regulatory Agency will exercise sovereign rights and take actions contrary to the rights of the Company or a portfolio company under the relevant agreement. Poor performance and other events could lead to termination of the relevant concession or lease agreement, which might or might not provide for compensation to the relevant portfolio company. If it does, as the portfolio company would generally be deemed to have been “at fault,” then often the amount of any related senior debt might not be paid out in full and compensation for lost equity returns might not be provided.

Certain portfolio companies may own assets that may require the use of public ways or may operate under easements. Regulatory Agencies typically retain the right to restrict the use of such public ways or easements or require a portfolio company to remove, modify, replace or relocate facilities relating to its assets at its own expense. If a Regulatory Agency exercises these rights, a portfolio company could incur significant costs and its ability to provide service to its customers could be disrupted, which could adversely impact the performance of such portfolio company.

We may make a limited number of acquisitions, or acquisitions that are concentrated in certain portfolio companies or geographic regions, which could negatively affect our performance to the extent those concentrated holdings perform poorly.

We may make a relatively limited number of acquisitions, and, as a consequence, our aggregate return could be materially and substantially adversely affected by the unfavorable performance of even a single acquisition. Furthermore, although we could make an acquisition with the intent to syndicate a portion of such portfolio company, there is a risk that any such planned syndication may not be completed, which could result in the Company holding a larger percentage of its NAV in a single acquisition than desired and could negatively affect our performance returns. It is also possible that our acquisitions will be concentrated in a limited number of sectors and geographies.

There are no requirements as to the degree of diversification of our acquisitions, either by size, geographic region, asset type or sector. Although we intend to have certain diversification limitations, to the extent our acquisitions are concentrated in a particular market, our portfolio may become more susceptible to fluctuations in value resulting from adverse economic or business conditions affecting that particular market. If we are unable to sell, assign or otherwise syndicate our positions in portfolio companies that we hold that are greater than our target positions, we will be forced to hold our excess interest in such acquisitions for an indeterminate period of time. This could result in our acquisitions being over-concentrated in certain assets or companies. During periods of difficult market conditions or economic slowdown in certain regions and in certain countries, the material adverse effect on us could be exacerbated by the geographic concentration of our acquisitions. We may seek to make several acquisitions in certain regions or sectors within a short period of time. To the extent that our acquisitions are concentrated in a particular company, sector or geographic region, our acquisitions will become more susceptible to fluctuations in value resulting from adverse economic or business conditions with respect thereto. Although we are permitted to acquire portfolio companies on a broad basis, our diversification by geographical region is limited. In determining the primary location of a portfolio company, the Manager may consider the location of the assets associated with the portfolio company, the type of transaction, the structure of the portfolio company (which for all purposes includes security, property and/or other assets we acquire), the source and currency of the revenue generated by the portfolio company, and any other factors that the Manager determines in good faith are applicable under the circumstances. For the Company to achieve attractive returns, it might be the case that one or a few of its acquisitions need to perform very well. There are no assurances that this will be the case. In addition, we are expected to form Joint Ventures with one or more EQT Vehicles. To the extent that a shareholder is also an investor in any such EQT Vehicles that form Joint Ventures with us for a particular acquisition, such shareholder’s exposure to and risk of loss with respect to such acquisition will be further concentrated.

We and our portfolio companies may be materially and adversely affected by the effects of inflation in the United States, EU and globally.

The United States, several European economies, and the global economy in general, have recently experienced higher than normal inflation rates. It remains unclear whether substantial inflation in the United States and European economies will be sustained over an extended period of time or have a significant effect on the United States or European economies. Inflation and rapid fluctuations in inflation rates have had in the past, and may in the future have, negative effects on economies and financial markets, particularly in emerging economies. For example, if a portfolio company is unable to increase its revenue in times of higher inflation, its profitability may be materially and adversely affected. Our portfolio companies may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangement. As inflation rises, a portfolio company may earn more revenue in respect but incur higher expenses. A higher than normal inflation rate for a sustained period of time may also reduce the present value of a portfolio company’s future cash flows and distributions to shareholders. As inflation declines, a portfolio company may not be able to reduce expenses commensurate with any resulting reduction in revenue. Furthermore, wages and prices of inputs increase during periods of inflation, which can negatively impact the profitability of our portfolio companies. In an attempt to stabilize inflation, countries may impose wage and price controls or otherwise intervene in the economy (for example, by implementing barriers to credit and increasing interest rates). Governmental efforts to curb inflation often have negative effects on the level of economic activity. Some countries have historically experienced substantial rates of inflation. Inflation and rapid fluctuations in inflation rates have had, and may continue to have, negative effects on the economies and securities markets of the United States and certain European economies, including regions in which our portfolio companies may be located or operate. The Company’s portfolio companies may have revenues linked to some extent to inflation, including, without limitation, by government regulations and contractual arrangement. As inflation rises, a portfolio company may earn more revenue but may incur higher expenses. As inflation declines, a portfolio company may not be able to reduce expenses commensurate with any resulting reduction in revenue. Many businesses in the infrastructure space rely on concessions to mitigate the inflation risk to cash flows through escalation provisions linked to the inflation rate. While these provisions may protect against certain risks, they do not protect against the risk of a rise in real interest rates, which is likely to create higher financing costs and may reduce the amount of levered, after-tax cash flow generated by a portfolio company. There can be no assurance that inflation will not worsen in the future and have a material adverse impact on us and our portfolio companies.

We and our portfolio companies may be subject to litigation.

From time to time, we, our portfolio companies, EQT and/or the EQT Vehicles’ portfolio companies, may be subject to litigation, claims, investigations and/or arbitration in the ordinary course of business. In addition, EQT AB, as a publicly traded global alternative assets firm listed on the Nasdaq Stockholm exchange, and other members of EQT AB Group (including, in particular, our Manager), are subject to extensive regulation, including periodic examinations by governmental agencies and self-regulatory organizations in various jurisdictions in which they operate around the world. EQT and/or the EQT Vehicles’ portfolio companies, routinely cooperate with such examinations, inquiries and investigations, and they may result in the commencement of civil, criminal, administrative or other proceedings against members of EQT AB Group, the EQT Vehicles’ portfolio companies and/or their personnel. Many of these regulators and agencies are also empowered to conduct investigations and administrative proceedings that can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including the revocation or suspension on licenses that may be relevant for members of EQT AB Group to successfully conduct their business and activities related to the business of the Company for which they are responsible. As a general matter, regulators are increasingly focused on the alternative assets industry, including issues surrounding transparency in reporting (including, among other things, private equity firms’ and other asset managers’ collection of fees and allocation of expenses, their marketing and valuation practices, allocation of opportunities and other conflicts of interests). In the current environment, even historical practices may be revisited and new rules and regulations may be imposed, which may increase the costs of managing and operating vehicles and the Company. Even if an investigation or proceeding does not result in a sanction, penalty or other action being taken, the adverse publicity relating to any investigation, proceeding or imposition of sanctions could harm and materially and adversely affect EQT, its reputation in the market and the Company (including fundraising efforts with respect to the Company, its ability to successfully transact with third parties and to compete with competitors, as well as more generally the ability of the Company to successfully implement its strategy). It is not possible to predict the ultimate outcome of such litigation, investigations, proceedings or other claims, and it is difficult to determine what impact, if any, such litigation, investigations, proceedings or other claims may have on us, our portfolio companies, EQT, the EQT Vehicles or their portfolio companies. As a result, there can be no assurance that the foregoing will not have a material adverse impact on EQT, or otherwise impede our ability to effectively achieve our objectives.

Fluctuations in exchange rates could materially and adversely affect the U.S. dollar value of portfolio companies, interest, dividends and other revenue streams received by us, gains and losses realized on the sale of portfolio companies and the amount of distributions, if any, to be made by us.

A material number of our acquisitions and the income received by us with respect to such acquisitions might be denominated in various non-U.S. currencies. However, our financial statements will be maintained in U.S. dollars, and subscriptions to, repurchases and distributions from the Company will be made, in U.S. dollars.

Certain currencies have experienced substantial devaluations compared to the U.S. dollar and further devaluations could occur in the future. Certain countries have implemented or could implement strict controls on foreign exchange, which could result in artificially pegged exchange rates that distort the results of, and returns on, holdings in such countries. To the extent that the U.S. dollar appreciates relative to these currencies, the U.S. dollar value of these assets is likely to be materially and adversely affected. In addition, if the currency in which we receive dividends, interest or other types of payments (such as liquidating payments) declines in value against the U.S. dollar before such payments are distributed, the dollar value of these payments would be materially and adversely affected if not sufficiently hedged. Further, our ability and the ability of our portfolio companies to convert freely between the U.S. dollar and the local currencies could be restricted or limited and, in a number of instances, exchange rates and currency conversion are controlled directly or indirectly by governments or related entities. Currencies of some countries in which we are permitted to invest are often subject to government intervention, restrictions on repatriation and similar restrictions, which exacerbates the risk of unexpected fluctuations and/or could cause the Company and/or its portfolio companies to incur significant costs or experience substantial delays in, or be prohibited from, converting currencies.

In addition, we will incur costs in converting acquisition proceeds from one currency to another. Where practicable, we may enter into hedging transactions designed to reduce such currency risks. Furthermore, our portfolio companies could in many cases be subject to risks relating to changes in currency values, as described above. If a portfolio company suffers material adverse consequences as a result of such changes, we likely would also be materially and adversely affected as a result. Due to ongoing developments surrounding the regulation of OTC derivatives, our ability to hedge currency risk could be limited.

Among the factors that could affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for acquisition and capital appreciation and political and economic developments. The Manager could try to hedge these risks by investing directly in foreign currencies, buying and selling forward foreign currency exchange contracts and buying and selling options on foreign currencies, but there can be no assurance such strategies will be effective.

We may acquire businesses whose functional currency is the Euro. In the past, the stability of the financial markets has been subject to significant fluctuations, including periods where there has been speculation as to the possibility of a default by a sovereign state in Europe in respect of its debt obligations (and as to the consequences of such a default or the action that will be taken by European central banking authorities to prevent, or to mitigate the impact of such a default), and the value of publicly traded securities throughout the world has become more volatile. Certain EU countries with high levels of sovereign debt have had difficulty refinancing their debt, and concern that the Euro common currency might be devalued, or that sovereign default risk could become more widespread, has led to significant volatility in the exchange rate between the Euro, U.S. dollar, and other currencies. These factors could have a material adverse effect on the liquidity and value of our portfolio companies and on returns to shareholders.

Our portfolio companies will be exposed to interest rate risk, and changes in prevailing market interest rates could negatively affect their value.

Factors that can affect market interest rates include, without limitation, inflation, deflation, slow or stagnant economic growth or recession, unemployment, money supply, governmental monetary policies, international disorders and instability in domestic and foreign financial markets. There could be significant unexpected movements in interest rates, which could have material adverse effects on portfolio companies and the economy as a whole. In light of the foregoing, and more generally, we expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other, which could materially and adversely affect our performance. We are permitted to (but are not required to) seek to hedge interest rate risk of our portfolio companies.

Factors that could affect market interest rates include, without limitation, inflation, slow or stagnant economic growth or recession, unemployment, governmental monetary and fiscal policies, international instability in U.S. and non-U.S. financial markets. We could periodically experience imbalances in the interest rate sensitivities of its assets and liabilities and the relationships of various interest rates to each other. In a changing interest rate environment, the Manager could not be able to manage this risk effectively. If the Manager is unable to manage interest rate risk effectively, our performance could be materially and adversely affected.

Due to ongoing developments surrounding the regulation of OTC derivatives, our ability to hedge interest rate risk could be limited.

As indicated herein, our portfolio companies may often have significant levels of debt. As such, movements in the level of interest rates can affect the returns from our portfolio companies more significantly than other holdings in some instances. The structure and nature of the debt encumbering an acquired portfolio company can therefore be an important element to consider in assessing its interest rate risk. In particular, the type of facilities, maturity profile, rates being paid, fixed versus variable components and covenants in place (including the manner in which they affect returns to equity holders) are crucial factors in assessing any interest rate risk. Due to the nature of our holdings in portfolio companies, the impact of interest rate fluctuations could be greater for our portfolio companies than for the economy as a whole in the country in which the interest rate fluctuations occur.

We may acquire emerging and less established companies that are heavily dependent on new technologies, where success is less certain.

We may acquire portfolio companies that are in a conceptual or early stage of development. These companies are often characterized by short operating histories, new technologies and products, quickly evolving markets and management teams that sometimes have limited experience working together, all of which enhance the difficulty of evaluating these acquisition opportunities. The management of such companies will need to implement and maintain successful sales and marketing and finance capabilities and other operational strategies in order to become and remain successful. The loss of key management personnel could be detrimental to the prospects of such companies. Other substantial operational risks to which such companies are subject include uncertain market acceptance of the company’s products or services, a high degree of regulatory risk for new or untried and/or untested business models, products and services, high levels of competition among similarly situated companies, lower capitalizations and fewer financial resources and the potential for rapid organizational or strategic change. Emerging technology companies are subject to risk based on the characterization of the industry, including the possibility that rapid technological developments may render such companies’ technology obsolete, uneconomical or uncompetitive prior to the company achieving profitability. Certain of these companies will need substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies also have shorter operating histories on which to judge future performance and in many cases, if operating, will have negative cash flow. In addition, emerging growth companies are more susceptible to macroeconomic effects and industry downturns. Such companies also face intense competition, including from companies with greater financial resources, more extensive marketing and service capabilities and a larger number of qualified personnel.

Moreover, certain of our portfolio companies are expected to have significantly fewer products, services or clients than more established companies, and competition with such companies can develop from other new and existing companies, products and services. If a company is dependent on a limited number of products or services or the business of a limited number of clients, a significant risk exists that a proposed service or product cannot be developed successfully with the resources available to the company. There is no assurance that the development efforts of any company will be successful, or, if successful, will be completed within the budget or time period originally estimated. The consequences of failure of such products or services or the loss of such clients could be devastating to the prospects of such company, which in turn could negatively affect our performance.

Changes or innovations in technology could affect the profitability of a portfolio company that relies on existing technology.

The Company could be exposed to the risk that a change could occur in the way a service or product is delivered to it or a portfolio company or an asset of the Company rendering the existing technology obsolete. While the risk could be considered low in the infrastructure sector given the significant fixed costs involved in constructing assets and the fact that many infrastructure technologies are well established, any technology change that occurs over the medium term, including the use of artificial intelligence and data science, could threaten the profitability of a portfolio company or an asset of the Company. If such a change were to occur, these assets would have very few alternative uses should they become obsolete.

We may acquire portfolio companies subject to commodity price risk and energy industry market dislocation.

We may acquire portfolio companies that are subject to commodity price risk. The operation and cash flows of any portfolio company could depend, in some cases to a significant extent, upon prevailing market prices of commodities, including, for example, commodities such as oil, gas, coal, electricity, steel or concrete. Commodity prices fluctuate depending on a variety of factors beyond the control of the Company or the Manager, including, without limitation, weather conditions, foreign and domestic supply and demand, force majeure events, pandemics such as COVID-19, changes in laws, governmental regulations, price and availability of alternative commodities, international political conditions and overall economic conditions. Events in the energy markets have historically caused significant dislocations and illiquidity in the equity and debt markets for energy companies and related commodities. To the extent that such events continue (or even worsen), this could have an increasingly material and adverse impact on certain portfolio companies and could continue to lead to the further weakening of the U.S. and global economies. There can be no assurance as to the duration of any dislocation in commodity markets.

In addition, the Company’s commodity price exposure may be subject to basis risk. Basis risk may arise due to price differentials between local market delivery locations and more liquid regional market delivery locations or where a commodity price is hedged based upon an index which is more or less volatile than pricing at the local market delivery location. To the extent that a portfolio company is subject to basis risk, the revenues attributable to such portfolio company may be lower or costs may be higher than if such portfolio company did not transact in a manner that rendered it subject to basis risk.

We may acquire portfolio companies in renewable energy and the transition infrastructure space more generally, which is subject to certain additional risks.

The Company may acquire portfolio companies that participate in or control developmental projects to facilitate the transition across industries and sectors to cleaner energy and a more resource-efficient, circular economy, which may include acquisitions in the renewable energy and digital infrastructure spaces, the implementation of new technologies in transport, logistics and social infrastructure projects, and infrastructure projects and assets in general that support global decarbonization, the electrification of industries and utilities and resource efficiency, all of which involve several business related risks. Portfolio company revenues can be affected by a number of factors including economic and market conditions, political events, competition, regulation and the financial position and business strategy of customers. Additionally, to the extent any tax credits, other favorable tax treatment or other forms of support for sectors such as renewable energy are changed, this may also negatively impact the Company’s portfolio companies that are eligible for such support. The changing availability and/or pricing of resources and materials necessary for the construction of infrastructure projects, assets, companies and/or businesses may adversely affect the overall profitability of the Company’s portfolio companies or related projects. Events outside the control of EQT, the Company and its projects, such as political action, a changing regulatory landscape, political developments, fee rates, social stability, technical obsolescence, competing sources of energy, natural disasters (such as fires, floods, earthquakes and typhoons), changes in weather for weather sensitive projects, varying demand for products or services, defective design or construction, bankruptcy or financial difficulty of a major counterparty and acts of war or terrorism and other unforeseen circumstances and incidents could significantly reduce the revenues generated or significantly increase the expense of constructing, operating, maintaining or restoring transition infrastructure projects and assets. As a general matter, the operation and maintenance of any company, business or venture operating in the infrastructure space involves various risks and is subject to substantial regulation (as described herein). These factors may not be under the control of the owner/operator and may be inherent in the particular form or sector of infrastructure acquisitions, including labor issues, failure of technology to perform as anticipated, structural failures and accidents and the need to comply with the directives of government authorities. Although certain risks can be offset or mitigated through insurance, where available on reasonable commercial terms (such as business interruption insurance that is intended to offset loss of revenues during an operational interruption), such insurance is subject to various measures to cap the amounts that can be claimed on polices, such as deductibles and limits, and may not be sufficient to recoup all losses. Furthermore, once assets/projects become operational, they may face competition from other related companies, businesses or ventures in their vicinity, the presence of which depends in part on governmental plans and policies. These risks could result in substantial losses due to personal injury or loss of life, severe damage to and destruction of property and equipment and pollution, or other environmental damage, and may result in the curtailment or suspension of project operations, any and all of which could result in lower than expected returns to the Company.

In addition, renewable energy infrastructure projects may be subject to rate regulation because of their unique position as a growing provider of services that are essential to the community. A portfolio company may be subject to rate regulation that determines or limits the prices that may be charged, particularly if such portfolio company is the sole or predominant service provider in its service area or provides services that are essential to the community. In addition, a portfolio company may be subject to unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in such portfolio company not meeting return expectations.

Moreover, the development and operation of renewable assets may at times be subject to public opposition. For example, with respect to the development and operation of wind projects, public concerns and objections often center around the noise generated by wind turbines and the impact such turbines have on wildlife. While public opposition is usually of greatest concern during the development stage of renewable assets, continued opposition could have an impact on ongoing operations.

Finally, portfolio companies in the renewable energy space are subject to a rapidly evolving market for renewable energy products. The development of demand for renewable products cannot be determined with certainty, and may vary significantly across different markets and regions. In areas the Company may target for acquisitions in renewable energy, demand may develop more slowly for renewable energy than anticipated, or even not develop at all. Factors such as the cost-effectiveness, performance and reliability of renewable energy technology and the changes in weather and climate and availability of government subsidies and incentives, as well as the potential for unforeseeable disruptive technology and innovations, present potential challenges to renewable assets. The availability and abundance of renewable resources (e.g., wind, solar, hydro, geothermal) are inherently variable. Variability may arise from site specific factors, daily and seasonal trends, long-term impact of climatic factors, or other changes to the surrounding environment. Such variations in renewable resource levels impact the amount of electricity generated, and therefore cash flow generated, by renewable energy assets. Renewable power generation sources currently benefit from various incentives in the form of feed-in-tariffs, rebates, tax credits, renewable portfolio standard regulations and other incentives. The reduction, elimination or expiration of government subsidies and economic incentives could adversely affect the cash flows and value of a particular portfolio company, the flow of potential future acquisition opportunities and the value of any platform in the sector.

The Company may acquire portfolio companies engaged in energy storage technologies, which is still a nascent market and are subject to additional risks.

The Company may acquire portfolio companies engaged in energy storage technologies, which is still a nascent market. Market rules and structures to compensate energy storage projects for the provision of grid services, load shift, transmission and distribution deferral and defrayal, among other potential sources of value, are still settling in different markets and may not provide sufficient revenue relative to cover the cost of acquisition.

The performance of portfolio companies in this sector will be dependent on access to the materials necessary for production, such as aluminum, steel, lithium, nickel, copper, cobalt, and manufactured goods from third party suppliers that are commonly used in the production of batteries. The manufacture, production, transport, and disposal of batteries and instrumentalities involved therein are also subject to complex environmental, health, and safety laws and regulations. The operations carried out by portfolio companies may be subject to numerous federal, state, and local environmental, health, and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. The costs of complying with such laws and regulations, including remediating contamination or modifying the manufacture process may be significant. Moreover, there can be significant penalties imposed for violating such laws and regulations, including the imposition of substantial fines, penalties, remediation costs, third-party damages, or a suspension or revocation of permits or authorizations necessary to permit continued operations.

Growth in the energy storage market is highly dependent on a continued decline in battery prices as batteries represent the largest component of system cost. Any disruption in the supply of batteries resulting in higher than expected battery pricing or stagnation in the level of price declines for batteries could result in slower than expected growth in the Company’s target markets and, as a result, could have a material adverse effect on portfolio companies. The financial performance of the Company may depend on the maturation of the energy storage market and the ability of the Company to defray costs associated with energy storage assets.

We may acquire companies that are heavily dependent on patents, trademarks and other intellectual property.

Many companies depend heavily on intellectual property rights, including patents, copyrights, trademarks, trade secret protection, non-disclosure agreements, service marks and proprietary information, products or processes. The ability to effectively enforce patent, copyright, trademark and other intellectual property laws will affect the value of many of these companies. Patent disputes are frequent and can preclude commercialization of products, and patent litigation is costly and could subject a portfolio company to significant liabilities to third parties. Competitors of portfolio companies or other third parties may allege that portfolio companies, or their customers, consultants or other third parties retained or indemnified by them, infringe on their intellectual property rights, which could be costly or time-consuming to defend, and could lead to the termination of the marketing, sale or research and development of a portfolio company’s particular product or one of its significant customers or counterparties. In addition, the patent position of products in many countries is highly uncertain and involves complex legal, scientific and factual questions. Furthermore, if a portfolio company or one of its significant customers or counterparties infringes on third-party patents or other proprietary rights, it could be prevented from using certain technologies or intellectual property, or forced to acquire licenses in order to obtain access to such technologies or intellectual property at a high cost. In such a case, the portfolio company might not be able to obtain all licenses required for the success of its business, which could have a material adverse effect on its value. Moreover, if the patents and other proprietary rights of a portfolio company are infringed by third parties, then it may not be able to take full advantage of existing demand for its products. The products of pharmaceutical companies are often protected for a certain period by various patents or regulatory forms of exclusivity, and the loss of market exclusivity following the expiration of such a period can open the products to competition from generic substitutes that are typically priced significantly lower than the original products, which can have a material adverse effect on the value of the product and the company. In particular, generic substitutes have high market shares in the United States, and accordingly the adverse effects of the launch of generic products are particularly significant in the United States. The absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Reductions in the legal protection for intellectual property rights could adversely affect portfolio companies.

A portfolio company may, from time to time, receive notices from others claiming we (or an affiliate) or such portfolio company has infringed their intellectual property rights. The number of these claims may grow because of constant change in the technology industry, increased user-generated content, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents. Additionally, portfolio companies may use “open source” software in their products, or may use such software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. Licensing authors or third parties may allege that a portfolio company has not complied with the conditions of one or more of these licenses. To resolve these and other intellectual property infringement claims, we and/or our portfolio companies may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing and selling products that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents.

We may acquire portfolio companies involved in the media industry, which is subject to risks of material and adverse government regulation.

We are permitted to acquire portfolio companies involved in the media business. The media business is subject to risks of material and adverse government regulation. Such regulation and legislation are subject to the political process and have been in flux over the past decade. Further material changes in the law and regulatory requirements must be anticipated, and there can be no assurance that the business of our portfolio companies will not be materially and adversely affected by future legislation, new regulation or deregulation. In addition, competitive pressures within the media-related industries are intense, and the value of such portfolio companies can be subject to significant price volatility. Because the media-related industries are also subject to rapid and significant changes in technology, portfolio companies in these industries could face competition from technologies being developed or to be developed in the future by other entities which could render such companies’ products and services obsolete.

We may acquire portfolio companies based in Asia, which may be dependent upon international trade.

We may acquire portfolio companies based in Asia. The economies of many Asian countries are heavily dependent upon exports and, accordingly, could be materially and adversely affected by protective trade barriers, exchange controls, managed adjustments in relative currency values and the economic conditions in the countries with which they trade. A slowdown in the economies of the United States and Europe is also likely to adversely affect economic growth in certain Asian countries which, to varying degrees, depend on exports to those economies. In addition, the economies of certain Asian countries are vulnerable to weaknesses in world prices for their commodity exports or fluctuations of worldwide commodity prices. Certain Asian countries have, from time to time, experienced high rates of inflation and have extensive external debt.

In addition, the securities markets of most Asian countries are generally smaller and less liquid than the major securities markets in the United States. Downturns in the Asian economies are likely to seriously affect the securities markets in such economies, including potential markets on which we may elect to take portfolio companies public, which could impede or prevent us from successfully exiting from our portfolio companies. A high proportion of the shares of many companies in Asia are held by a limited number of persons. A limited number of issuers in most, if not all, securities markets in Asia represents a disproportionately large percentage of market capitalization and trading value. Such limited liquidity of securities markets could affect our ability to acquire or dispose of securities at a desirable price and time. Furthermore, there could be a lower level of monitoring and regulation of the markets and the activities of investors in such markets, and enforcement of existing regulations could be extremely limited. Consequently, should we acquire portfolio companies through the public markets in Asia, the prices at which we acquire portfolio companies could be affected by other market participants’ anticipation of our acquisitions, by trading by persons with material non-public information and by securities transactions by brokers in anticipation of transactions by us in particular securities.

Private equity in Asia is in its early stages, and in this respect, it should be considered riskier than other more established asset classes. Additionally, given the sector’s short history in the region, it would be difficult for an investor to assess the potential future performance, regulations, taxation and risks associated with expanding acquisitions in the Asian private equity market. With the development of this sector, new regulations could be promulgated by the Asian governments which could have a negative impact on us and our portfolio companies.

Risks Related to Our Structure

We will depend on the Manager and EQT to achieve our business objectives.

EQT AB Group, through its ownership of all of the Company’s outstanding Class Q Shares, holds, directly and indirectly, all of the voting power of the Company. As the sole holder of the Company’s Class Q Shares, EQT AB Group is able to control the appointment and removal of all members of the Board, including the Company’s independent directors, and, accordingly, exercises substantial influence over the Company and its portfolio companies.

In addition, the success of the Company depends on the ability of the Manager and its affiliates to identify and consummate suitable portfolio companies and to dispose of portfolio companies of the Company at a profit. The Company relies on the skill and expertise of the Manager and the EQT advisory team, and others providing advice and services with respect to the Company. There can be no assurance that these key business professionals or other persons will continue to be associated with or available to the Manager or its affiliates throughout the life of the Company. The loss or reduction of the services of one or more of such persons could have a material adverse impact on the Company.

The Company’s Management Agreement requires the Company to make significant payments to the Manager if the Company terminates the Management Agreement through the payment of the Termination Fee. The Management Agreement provides that the Manager may terminate the Management Agreement only if the Company defaults in the performance or observance of any material term, condition or covenant contained in the Management Agreement and the default continues unremedied for a period of 30 days after written notice of the breach is given to the Company. The Management Agreement may be terminated upon the affirmative vote of all of our independent directors. In the event of termination, we must provide the Manager 90 days’ written notice. Upon termination, the Manager will be paid a Termination Fee. The Manager may terminate the Management Agreement if the Company becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company shall not be required to pay the Termination Fee. Except as set forth herein, we may not otherwise terminate the Management Agreement, including if the Manager or EQT experience a change of control or due solely to the poor performance or under-performance of the Company’s operations or portfolio companies, and the Management Agreement continues in perpetuity, until terminated in accordance with its terms. Because the Manager is part of the EQT AB Group and EQT AB Group has a significant influence on the affairs of the Company, the Company may be unwilling to terminate the Management Agreement, even in the case of a default. If the Manager’s performance does not meet the expectations of shareholders, and the Company is unable or unwilling to terminate the Management Agreement, the Company is not entitled to terminate the agreement and the Company’s NAV per Share could decline. In addition, if our Management Agreement is terminated, the Management Agreement obligates us to forfeit our controlling interest in any Joint Venture, which would likely require us to register as an investment company under the Investment Company Act and materially and adversely affect an investment in our Shares. If the Management Agreement is terminated, the Management Agreement requires us to repurchase any EQT AB Group Shares within 30 days of the effective date of the termination at a price per Share equal to NAV per Share as of the last month of the prior calendar quarter. Such repurchase could require us to liquidate portfolio companies at unfavorable times or prices or borrow to finance such repurchase on unfavorable terms, which may materially and adversely affect other shareholders’ investments in our Shares.

Furthermore, although the EQT advisory team members and other Advisory Professionals intend to devote sufficient time to the Company so that it can carry out its proposed activities, all of the EQT advisory team’s members (including key personnel such as certain of our executive officers) are also advising on the broader EQT platform and, as a result, not all of their business time will be devoted to the Company as they will be involved in advising on the day-to-day activities and investments of certain EQT Vehicles (including, without limitation, private equity funds, vehicles and/or accounts). In addition, new EQT Vehicles may be established from time to time that focus on investments that fall within and outside of the Company’s strategy and objective and Advisory Professionals (including certain of the Company’s team members) will spend time and attention on such EQT Vehicles.

Finally, although the Manager expects to have access to the appropriate resources, relationships, and expertise of EQT, there can be no assurance that such resources, relationships, and expertise will be available for every transaction. In addition, Advisory Professionals and advisory committee members can be replaced or added over time or required to recuse themselves or otherwise be restricted from participating in any acquisition-related decision by the relevant committee because, for example, they have acquired confidential information relating to an investment through their involvement with a EQT Vehicle and applicable securities laws or regulations, contractual confidentiality obligations or other applicable legal or regulatory considerations restrict their ability to participate on behalf of the Company in the management of the relevant portfolio company. Modifications to EQT’s management, operating and investment procedures, which can be modified at any time, can also result in changes to the Advisory Professionals and other resources that the Manager has access to with respect to the management of the Company and its portfolio companies.

Our ability to achieve our business objective depends on the ability of the Manager to identify, originate the acquisition of and support our portfolio companies.

The success of the Company depends on the ability of the Manager and its affiliates to identify and select appropriate portfolio companies, as well as the Company’s ability to acquire these portfolio companies. The sectors in which the Company plans to own and control portfolio companies have become highly competitive. The Company will compete for portfolio companies with other institutional investors as well as private equity, hedge and investment funds. These investors could make competing offers for portfolio company opportunities identified by the Manager and its affiliates, some of whom may have, among other things, greater resources, longer operating histories, more established relationships, greater expertise, better reputations, lower costs of capital and better access to funding, different regulatory barriers, different risk tolerances or lower return thresholds than we do. As a result, such competition could mean that the prices and terms on which purchases of portfolio companies are made could be less beneficial to the Company than would otherwise have been the case, or that we may lose acquisition opportunities. No assurance is given that the Company’s business objectives will be achieved or that it will be able to successfully implement its business strategy. Also, there can be no assurance that the Company will be able to exit from its portfolio companies at attractive valuations. The Company likely will incur significant fees and expenses identifying, investigating, and attempting to acquire potential portfolio companies that the Company ultimately does not acquire, including fees and expenses relating to due diligence, transportation and travel, including in extended competitive bidding processes.

Before making a recommendation, the Manager will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each portfolio company. Due diligence might entail evaluation of important and complex business, financial, tax, accounting, sustainability and legal issues and assessment of cybersecurity and information technology systems. In particular, the nature and scope of our Manager’s sustainability diligence, if any, will vary based on the opportunity, but may include a review of, among other things, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards, bribery and corruption. Selecting and evaluating material sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Manager or a third-party sustainability consultant (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other managers or with market trends. The materiality of sustainability risks and impacts on an individual potential acquisition or portfolio as a whole are dependent on many factors, including the relevant industry, jurisdiction, asset class and investment style. EQT Vehicles may have made sustainability-related commitments that influence the type of portfolio companies that those EQT Vehicles are able to invest in. By seeking to make acquisitions of portfolio companies through Joint Ventures alongside one or more EQT Vehicles, the portfolio companies that the Company acquires may be subject to the sustainability-related commitments made by a relevant EQT Vehicle.

Outside consultants, legal advisors, accountants, investment banks and other third parties might be involved in the due diligence process to varying degrees depending on the type of portfolio company. Such involvement of third-party advisors or consultants can present a number of risks primarily relating to the Manager’s reduced control of the functions that are outsourced. In addition, if the Manager and/or EQT are unable to timely engage third-party providers, their ability to evaluate and acquire more complex targets could be materially and adversely affected. When conducting due diligence and making an assessment regarding a potential acquisition, the Manager and its affiliates will rely on the resources available to them, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that the Manager and its affiliates carry out with respect to a potential acquisition might not reveal or highlight all relevant facts that are necessary or helpful in evaluating such acquisition. Certain considerations covered by our Manager’s diligence, such as sustainability, are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Manager may not accurately or fully anticipate such evolution. In addition, instances of fraud and other deceptive practices committed by the management teams of targets could undermine the Manager’s due diligence efforts with respect to such companies. Moreover, such an investigation will not necessarily result in the portfolio company being successful. Conduct occurring at portfolio companies, even activities that occurred prior to the Company’s ownership, could have a material adverse impact on the Company.

While the Manager generally intends to seek attractive returns for the Company primarily through owning and controlling portfolio companies for the long term as described herein, the Manager may pursue additional business strategies and may modify or depart from its initial business strategy, process and techniques as it determines appropriate. The Manager may adjust the business strategy and guidelines at any time in light of changing market conditions or other considerations. The Manager may pursue portfolio companies outside of the sectors or regions in which EQT Vehicles have previously owned and controlled portfolio companies. The Company could have short-term acquisitions, and the returns from these acquisitions are likely to be lower than the returns from typical portfolio companies. Any projections/estimates regarding the number, size or type of portfolio companies that the Company may own and control (or similar estimates) are estimates based only on the Manager’s intent as of the date of such statements and are subject to change due to market conditions and/or other factors (e.g., the Manager may determine to pursue on behalf of the Company one or more portfolio company opportunities that are larger or smaller than described herein or in different geographies or sectors than described herein).

Except for the general business guidelines provided herein, there is no information as to the nature and terms of any portfolio companies that a prospective investor of the Company can evaluate when determining whether to purchase Shares of the Company. Shareholders will not have an opportunity to evaluate for themselves or to approve any portfolio companies. Shareholders will therefore be relying on the ability of the Manager to select portfolio companies to be acquired by the Company. Because acquisition and ownership of such portfolio companies are expected to occur over a substantial period of time, the Company faces the risks of changes in interest rates and material and adverse changes in the financial markets. Even if the portfolio companies of the Company are successful, returns may not be realized by shareholders for a period of several years.

Our business and the Private Offering will rely on the ability of the Dealer-Manager to build, maintain and appoint a network of broker-dealers.

EQTE Brokerage LLC (d/b/a EQT Partners BD, LLC), an affiliate of the Company (the “Dealer-Manager”) will be the dealer-manager of our Shares and will serve in that capacity on a best efforts basis, subject to various conditions. We will pay the Dealer-Manager ongoing Servicing Fees in connection with its services. Other broker-dealers and registered investment advisers may be appointed by the Dealer-Manager to assist in the sale of the Shares on a best efforts basis, however the Dealer-Manager and any such broker-dealers or registered investment managers appointed by the Dealer-Manager are not obligated to sell any specific amount of Shares. Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and registered investment advisers could have a material adverse effect on our business and the Private Offering. Proceeds from the offering will be available to fund acquisitions or for other liquidity needs. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers and registered investment advisers to distribute Shares in the offering, our ability to raise proceeds through the offering and thus implement our acquisition strategy or meet our liquidity needs may be adversely affected.

We will rely on the ability of the management teams of our portfolio companies to implement any agreed-upon business plans but cannot assure they will be able to do so in accordance with the Company’s expectations.

The day-to-day operations of each portfolio company that the Company owns and operates will be the responsibility of such portfolio company’s management team, which, in each case, could likely include representatives of investors with whom the Company is not affiliated and whose interests conflict with the interests of the Company. Although the Manager is responsible for monitoring the performance of each portfolio company, the Company relies significantly on the management teams of portfolio companies acquired by the Company, including to effectively implement any agreed-upon business plans. There can be no assurance that the existing management team of any portfolio company or any successor thereto will be able to operate such portfolio company in accordance with the Company’s expectations. Misconduct by management (or other employees, consultants or sub-contractors) of a portfolio company could cause significant losses in respect of the relevant holding. EQT employees, consultants or sub-contractors and those of our portfolio companies may also become subject to allegations of sexual harassment, racial and gender discrimination or other similar misconduct, which, regardless of the ultimate outcome, may result in adverse publicity that could significantly harm our and such portfolio company’s brand and reputation. Furthermore, our business often requires that we deal with confidential matters of great significance to our business partners. If EQT employees, consultants or sub-contractors were to improperly use or disclose confidential information, we could suffer serious harm to our reputation, financial position and current and future business relationships, as well as face potentially significant litigation or investigation. It is not always possible to detect or deter such misconduct, and the precautions we take may not be effective in all cases. If any EQT employees, consultants or sub-contractors or the employees of our portfolio companies were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected.

There are various conflicts of interest in our relationship with EQT, including with our Manager and in the allocation of management resources to EQT Vehicles and us, which could result in decisions that are not in the best interests of our shareholders.

As of the date hereof, EQT AB Group owns all of our outstanding Class Q Shares, providing it with special rights and privileges not available to other shareholders. In addition, our Manager is a wholly-owned subsidiary of EQT AB Group, and certain of our executive officers are employees of EQT. As a result, EQT AB Group has the power to significantly influence our business and affairs and can exercise significant influence over the Company, including removing directors (including independent directors), electing directors and filling any vacancies on the Board.

Conflicts of interest will at times arise in allocating time, services, or resources among the business activities of the Company, EQT Vehicles, affiliated EQT investment entities (including proprietary investment entities) and the executives of EQT. The Manager will devote such time as shall be necessary to conduct the business affairs of the Company in an appropriate manner. However, EQT, the Manager and their affiliates will continue to devote the resources necessary to manage EQT Vehicles and affiliated EQT investment entities (including proprietary investment entities), and to manage the investment activities of the executives of EQT. EQT, the Manager and their affiliates are not precluded from conducting activities unrelated to the Company or EQT Vehicles. We believe that these other activities will not materially interfere with EQT’s or the Manager’s responsibilities to the Company. There is no guarantee that the policies and procedures adopted by us, the terms and conditions of the Management Agreement or the policies and procedures adopted by our Manager, EQT and their affiliates, will enable us to identify, adequately address or mitigate these conflicts of interest.

We will pay our Manager the Management Fee regardless of the performance of our portfolio companies. Our Manager’s entitlement to the Management Fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking portfolio companies that provide attractive risk-adjusted returns for us. Because such Management Fee is also based in part on our NAV, our Manager may also be incentivized to advance strategies that increase NAV, and there may be circumstances where increasing NAV will not optimize the returns for our shareholders. Consequently, we are required to pay our Manager the Management Fee in a particular period despite experiencing a net loss or a decline in the value of our holdings during that period.

EQT AB Group’s entitlement to the Performance Allocation is based on performance of the Company, which may create an incentive for the Manager to identify and originate acquisitions with higher return potential, that are generally more speculative or riskier than would otherwise be the case, or sell a portfolio company prematurely for a gain, in an effort to increase our short-term performance and thereby increase the Performance Allocation to which it is entitled. The manner in which EQT AB Group’s entitlement to the Performance Allocation is determined may result in a conflict between its interests and the interests of our shareholders with respect to the sequence and timing of disposals of portfolio companies. In addition, we are required to reimburse our Manager and its affiliates for certain expenses incurred by them on our behalf, as set forth in our Management Agreement. Accordingly, to the extent that our Manager retains other parties to provide services to us, expenses allocable to us will increase. If our interests and those of our Manager are not aligned, the execution of our business plan and our results of operations could be materially and adversely affected, which could materially and adversely affect our results of operations and financial condition.

The initial terms of the agreements and arrangements under which the Company is established and will be operated have been or will be established by the Manager and are not the result of any arm’s length negotiations or representations of the shareholders by separate counsel. Prospective investors should therefore seek their own legal, tax and financial advice before making an investment in the Company. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” for a more detailed description of these and other risks arising from our relationship with the Manager and EQT.

Conflicts between EQT or its affiliates and the Company regarding syndication of portfolio companies and warehousing may not be resolved in favor of the Company.

EQT (including EQT Vehicles) or affiliates or related parties of EQT or other parties could be expected to acquire an asset as principal and subsequently sell some or all of it to the Company, EQT Vehicles or co-investors in an affiliate or related party transaction (each such asset, a “Warehoused Asset”). Similarly, the Company may acquire a portfolio company and subsequently syndicate, or sell some or all of it, to EQT (including EQT Vehicles), co-investors, or affiliates or related parties of the foregoing or other third parties, notwithstanding the availability of capital from the shareholders and other investors thereof or applicable credit facilities. While it intends to transfer Warehoused Assets at cost, EQT may cause these transfers to be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer, notwithstanding that the fair value of any such portfolio company may have declined below or increased above cost from the date of acquisition to the time of such transfer. EQT may also determine another methodology for pricing these transfers, including fair value at the time of transfer. It may be possible that the Company acquires transferred portfolio companies at above fair value, and/or separately sells them at below fair value. Also, the Manager may charge fees on these transfers to either or both of the parties. The Manager or its affiliates will be permitted to retain any portion of a portfolio company initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Manager may require the Company and EQT Vehicles to enter into conditional purchase agreements, where the Company and/or EQT Vehicles agree to acquire future Warehoused Assets: (i) prior to their original acquisition; and (ii) prior to the Company and EQT Vehicles having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company and/or EQT Vehicles, as the case may be, having sufficient available capital in order to acquire the relevant Warehoused Assets. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of portfolio companies to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, EQT will have a conflict of interest if EQT were to receive fees, including an incentive allocation, from an EQT Vehicle acquiring from or transferring to the Company all or a portion of a portfolio company. In addition, since EQT Vehicles are expected to have investment time horizons, liquidity needs and/or target returns that differ from those of the Company, there can be no assurance that such EQT Vehicles will dispose of any such acquisition at the same time or on the same terms as the Company.

These conflicts related to syndication of portfolio companies and warehousing will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts. By subscribing for Shares, shareholders will be deemed to approve the syndication of portfolio companies and warehousing to the extent the terms of such transactions are (A) on terms no less favorable to the Company than could have been obtained on an arm’s length basis from an unrelated third party and (B) have been approved in advance by (x) the Executive Committee and (y) a majority of the independent directors, which may include the approval of the Audit Committee.

Additionally, we may enter into conditional purchase agreements, where we may agree to acquire future Warehoused Assets: (i) prior to their original acquisition; and/or (ii) prior to us having the requisite available capital to acquire such assets, in each case with such sale being conditional upon us having sufficient available capital in order to acquire the relevant Warehoused Assets. Pursuant to such conditional purchase agreements, we may be required to purchase such Warehoused Assets at a price which corresponds to their cost of original acquisition and pay any applicable costs of warehousing. Shareholders should therefore be aware that in such circumstances, the value of such Warehoused Assets at the time of our purchase may be less than the amount we are required to pay (owing to, for example, a decline in the assets’ value since being warehoused and us being required to pay warehousing costs) and this may consequently have a material adverse effect on our NAV per Share. Shareholders should also be aware that such conditional purchase agreements may require us to purchase such Warehoused Assets at a price which corresponds to their value at the date of purchase, even where such Warehoused Assets have increased in value since the date we entered into such conditional purchase agreements.

We would not be able to operate our business according to our business plan if we are required to register as an investment company under the Investment Company Act.

The Company is not, and does not intend to become, regulated as an investment company under the Investment Company Act, and if the Company were deemed to be an “investment company” under the Investment Company Act, applicable restrictions could make it impractical for the Company to operate as contemplated.

The Company intends to operate its business in a manner such that neither of the two relevant definitions of “investment company” under the Investment Company Act are applicable to it. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities, and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other instruments, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exceptions from the definition of “investment company” set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

With respect to Section 3(a)(1)(C) of the Investment Company Act, the Company’s most significant asset will be its interests in its wholly-owned subsidiaries, the Operating Subsidiaries. The Operating Subsidiaries are

not investment companies because their assets will almost exclusively consist of general partner interests in the Company’s Joint Ventures, and such general partner interests are not “investment securities.” Because the Operating Subsidiaries are not and will not become investment companies, the Company’s interests in the Operating Subsidiaries are also not “investment securities.” In addition to its interests in the Operating Subsidiaries, the Company expects to maintain up to 20% of its total assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity. The Liquidity Portfolio may consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (which may include securities or loans of EQT Vehicles’ portfolio companies). Other than cash items or U.S. government securities, the investments that will constitute the Liquidity Portfolio may be considered investment securities held by the Company. The Company intends to conduct its business such that these investment securities will not exceed 40% of the total value of the Company’s assets, exclusive of cash items and U.S. government securities. Accordingly, the Company will conduct its operations such that it will not be considered an investment company under Section 3(a)(1)(C) of the Investment Company Act.

With respect to Section 3(a)(1)(A) of the Investment Company Act, the Company is not an investment company because it does not engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through its Joint Ventures, the Company is primarily engaged in the businesses of its Joint Ventures, namely, the business of owning and controlling portfolio companies.

The Company has not requested that the SEC approve its determination that it does not engage primarily or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, and the SEC has not done so. If the SEC were to disagree with the Company’s determination, the Company would need to adjust its business strategy and its assets to continue to satisfy the 40% test. Any such adjustment in the Company’s strategy or assets could have a material adverse effect on the value of the Shares.

In order to ensure that the Company is not deemed to be an investment company, it may be required to materially restrict or limit the scope of its operations or plans. The Company will be limited in the types of acquisitions that it may make, and may need to modify its organizational structure or dispose of assets of which it would not otherwise dispose. A change in the value of the Company’s assets could cause the Company to fall within the definition of “investment company” inadvertently, and negatively affect the Company’s ability to maintain an exclusion from regulation under the Investment Company Act. To avoid being required to register as an investment company under the Investment Company Act, the Company may be unable to sell assets it would otherwise want to sell and may need to sell assets it would otherwise wish to retain. In addition, the Company may have to acquire additional assets that it might not otherwise have acquired, or may have to forgo opportunities to acquire interests in portfolio companies that it would otherwise want to acquire and that would be important to its business strategy.

The Investment Company Act provides certain protections to investors and imposes certain restrictions on companies that are required to be regulated as investment companies. Among other things, such rules limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities and impose certain governance requirements. If the Company were required to register as an investment company under the Investment Company Act, it would be impractical for the Company to operate as contemplated. Agreements and arrangements between and among the Company and the Manager would be impaired, the type and amount of acquisitions that the Company would be able to make as a principal would be limited and its business, financial condition and results of operations would be materially and adversely affected. Accordingly, the Company would be required to take extraordinary steps to address the situation, such as the amendment or termination of the Management Agreement, the restructuring of the Company and its Joint Ventures, the amendment of the Company’s LLC Agreement, the mandatory repurchase of its Shares from certain shareholders in order to rely on an exemption for private companies under the Investment Company Act, or the termination and liquidation of the Company, any of which could incur significant costs and materially and adversely affect the value of the Shares.

The Company expects that the Manager will terminate the Management Agreement if the Company were to be required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event. The Company expects that termination of the Management Agreement will obligate the Company to forfeit its controlling interest in any Joint Venture, which would likely require the Company to register as an investment company under the Investment Company Act and materially and adversely affect an investment in the Company’s Shares.

If the Company were required to register as an investment company but failed to do so, the Company would be prohibited from engaging in its business, and civil actions could be brought against the Company, the Manager and their affiliates. In addition, the Company’s contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the Company and liquidate its business.

We expect to incur Broken Deal Expenses, which may not necessarily be recoverable.

In connection with our acquisition activities, we expect to pay fees, costs, expenses and liabilities (together with any amounts in respect of value added tax and any other relevant taxes (if any)) incurred by, or on behalf of, the Company or fairly allocable to the Company in connection with broken deals, including termination fees (or similar), hedging costs, guarantee fees and all out-of-pocket fees, costs and expenses fairly allocable (as determined by the Manager in its sole discretion) to the Company: (1) in developing, negotiating and structuring prospective or potential acquisitions that are not ultimately made, including any legal, tax, accounting, advisory, financing, consulting and travel-related fees, costs and expenses incurred in connection therewith (including costs and expenses of accommodations and meals, any deposits or down payments of cash or other property that are forfeited in connection with, or amounts paid as a penalty for not consummating a proposed acquisition that is not ultimately made); and (2) for diligence and other services performed by the Manager, any other member of EQT AB Group, the Advisory Professionals and/or the EQT Industrial Advisors in connection with their acquisition activities, in each case including fees, costs and expenses of the type described in the definition of “Company Expenses,” provided that for the avoidance of doubt, with respect to any such diligence or other services performed by the Manager pursuant to this clause (2), the Manager shall only be reimbursed for its out-of-pocket costs and expenses (collectively, “Broken Deal Expenses”) and certain other expenses, as further described in our LLC Agreement. The Manager, EQT AB Group and its affiliates will determine, in their discretion, the appropriate allocation of acquisition-related expenses, including Broken Deal Expenses, incurred in respect of unconsummated acquisitions and expenses more generally relating to a particular business strategy, among the funds, vehicles and accounts participating or that would have participated in such acquisitions or that otherwise participate in the relevant business strategy, as applicable, which could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant acquisitions. As such, we may expend significant resources and may incur significant costs in relation to a potential acquisition for the Company which does not proceed to completion. Such costs (including any related value added tax) will be borne by the Company and may not necessarily be recoverable, particularly if the Company’s bid for the acquisition is unsuccessful or if the acquisition is not completed for any other reason.

Extensive regulation of the Manager’s business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.

The Manager’s business is subject to extensive regulation, legislative focus and regulatory scrutiny, and its compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which the Manager operates around the world.

Any of these governmental and regulatory authorities may challenge the Manager and its employees’ compliance with any applicable laws and regulations, and the Manager and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance. Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or include material and adverse limitations or prohibitions on the Manager’s ability to conduct its business. In addition, the adverse publicity relating to the regulatory activity or imposition of these sanctions could be significant.

Any of the foregoing consequences or events may damage the Manager’s relationships with existing and potential investors in EQT Vehicles, impair its ability to raise capital for EQT Vehicles, impair its ability to carry out investment activities, and contravene provisions concerning compliance with laws and regulations in the agreements to which the Manager is a party.

Any current changes or potential changes in the regulatory framework applicable to the Manager’s business, including recently adopted and proposed rulemakings by the SEC that apply to the Manager as an SEC-registered investment adviser, as well as adverse news media attention, may: (i) impose additional expenses or capital requirements on the Manager or the Company; (ii) limit its fundraising for its investment products; (iii) result in limitations in the manner in which its business or the Company’s business is conducted; (iv) have a material adverse impact upon its or the Company’s results of operations, financial condition, reputation or prospects; (v) impair its employee retention or recruitment; and (vi) require substantial attention by senior management of the Manager. The foregoing constraints imposed on the Manager or the Company may impede its ability to effectively manage our portfolio companies, which could have a material adverse effect on our business, financial condition and results of operations.

Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for shareholders to successfully challenge a resolution or course of action taken with respect to a conflict of interest in accordance with the LLC Agreement.

The LLC Agreement contains provisions that require holders of Shares to waive or consent to conduct by our Board or the Manager that might otherwise raise issues about compliance with fiduciary duties or applicable law (but such provisions do not, for the avoidance of doubt, waive the fiduciary duty that the Manager owes to the Company under the Advisers Act). These modifications apply to all investors in all classes of our Shares. However, our LLC Agreement does not eliminate all duties owed by the Board to our shareholders. Our directors, in their capacity as such, will generally be required to act in good faith when making a determination, taking or declining to take any action pursuant to our LLC Agreement. Our LLC Agreement provides that the Board will be conclusively deemed to be acting in good faith if the Board subjectively believes that the determination made or not made is in, or not adverse to, the best interests of the Company. Additionally, the LLC Agreement provides that when directors or the employees of the Manager are acting in their individual capacities, as opposed to in their capacity as members of our Board or employees of our Manager, respectively, they may act without any fiduciary obligations to holders of our Shares whatsoever. When the Board is permitted to or required to make a decision in its “discretion” or that it deems “necessary or appropriate” or “necessary or advisable,” then the Board will be entitled to consider only such interests and factors as it desires, including the interests of EQT and its affiliates, and will not be subject to any different standards imposed by the LLC Agreement, the Delaware Limited Liability Company Act (as amended from time to time, the “LLC Act”) or under any other law, rule or regulation or in equity. These standards reduce the obligations to which the Board would otherwise be held.

The above modifications of fiduciary duties are expressly permitted by Delaware law. Hence, we and holders of our Shares will only have recourse and be able to seek remedies against directors if the directors breach their obligations pursuant to the LLC Agreement. Unless a director breaches her or his obligations pursuant to the LLC Agreement, we and holders of our Shares will not have any recourse against such director even if such director were to act in a manner that was inconsistent with traditional fiduciary duties. Furthermore, even if there has been a breach of the obligations set forth in the LLC Agreement, the LLC Agreement provides that members of the Board will not be liable to our shareholders for any losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission or for any breach of contract (including a breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise, unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that (A) in respect of the matter in question, such member of the Board acted in bad faith or engaged in fraud or willful misconduct or (B) the action or omission by such member of the Board was not made in the course of performing, or pursuant to, the Board’s duties. These provisions are detrimental to the holders of our Shares because they restrict the remedies available to shareholders for actions that without such limitations might constitute breaches of duty, including fiduciary duties.

Whenever a potential conflict of interest exists between us and EQT, the Manager or any of their respective affiliates, the Board may resolve or take a course of action with respect to such conflict of interest. If the Board determines that its resolution or course of action taken with respect to the conflict of interest is on terms no less favorable to us than those generally being provided to or available from unrelated third parties or is fair and reasonable to us, taking into account the totality of the relationships between the parties involved (including other transactions that may be particularly favorable or advantageous to the Company), then it will be presumed that in making this determination, the Board acted in good faith. A holder of our Shares seeking to challenge this resolution or course of action taken with respect to the conflict of interest would bear the burden of overcoming such presumption. This is different from the situation with a typical Delaware corporation, where a conflict resolution by an interested party would be presumed to be unfair and the interested party would have the burden of demonstrating that the resolution was fair.

Also, if the Board obtains the approval of our Audit Committee, the resolution of a conflict of interest will be deemed to be approved by all shareholders of the Company and deemed not to be a breach by the Board of the LLC Agreement or any duties it may owe to the Company or holders of our Shares. This is different from the situation with a typical Delaware corporation, where a conflict resolution by a committee consisting solely of independent directors may, in certain circumstances, merely shift the burden of demonstrating unfairness to the plaintiff. If shareholders purchase, receive or otherwise hold Shares, they will be treated as having consented to the provisions set forth in the LLC Agreement, including provisions regarding conflicts of interest situations that, in the absence of such provisions, might be considered a breach of fiduciary or other duties under applicable state law. As a result, shareholders will, as a practical matter, not be able to successfully challenge an informed decision by the Audit Committee.

We have also agreed to indemnify and hold harmless members of the Board, the Manager, the officers of the Company, the holder of the Class Q Shares, EQT AB and their respective affiliates, directors, officers, representatives, agents, consultants, shareholders, members, managers, partners and employees, and any other person who serves at the request of EQT AB or its affiliates as a director, officer, agent, consultant, member, manager, partner, shareholder, trustee or employee of the Company or any other person or entity (each such person or entity being an “Indemnified Party”), to the fullest extent permitted by law, from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including legal fees and expenses), judgments, fines, penalties, interest, settlements or other amounts arising as a result of any act or omission of an Indemnified Party, or for any breach of contract (including breach of the LLC Agreement) or any breach of duties (including breach of fiduciary duties) whether arising under the LLC Agreement, at law, in equity or otherwise. We have agreed to provide this indemnification unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that the Indemnified Party’s action or omission constitutes fraud, willful misconduct, or bad faith or the Indemnified Party’s actions or omissions were not made in the course of (A) performing or pursuant to the Indemnified Party’s duties as a director, officer, trustee, manager, employee, member or agent of the Company or an affiliate, director, officer, representative, agent, consultant, shareholder, member, manager, partner or employee thereof or (B) performing actions at the request of EQT AB or its affiliates, in the case of both (A) and (B) in respect of, arising out of or in furtherance of the interests of (1) the Company, its subsidiaries or its portfolio companies or (2) the Indemnified Party’s activities related to the foregoing entities.

The Board may cause the Company to repurchase Shares from time to time or assign this right to EQT or its affiliates. The Board may use its own discretion, free of fiduciary duty restrictions, in determining whether to cause the Company to exercise this right. As a result, a shareholder may have its Shares repurchased at an undesirable time or price. For additional information, see the LLC Agreement, a form of which has been filed as an exhibit to this Annual Report on Form 10-K.

Any claims, suits, actions or proceedings concerning the matters described above or any other matter arising out of or relating in any way to the LLC Agreement may only be brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction.

Our LLC Agreement will include a jury trial waiver that could limit the ability of shareholders of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company.

The LLC Agreement will contain a provision pursuant to which shareholders of the Company waive their respective rights to a trial by jury in any action or proceeding arising out of or relating to the LLC Agreement or the business or affairs of the Company. This jury trial waiver does not apply to any claim or cause of action arising out of or relating to the U.S. federal securities laws. Any person who becomes a shareholder of the Company as a result of a transfer or assignment of Shares, including any purchases in a secondary transaction, would become subject to the terms of the LLC Agreement, including the waiver of jury trial provisions.

If the Company opposed a jury trial demand based on the jury trial waiver, the appropriate court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with the applicable state and federal law, including in respect of U.S. federal securities laws claims.

This waiver of jury trial provision may limit the ability of a shareholder of the Company to bring or demand a jury trial in any claim or cause of action arising out of or relating to the LLC Agreement, or the business or affairs of the Company, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the waiver of jury trial provision contained in the LLC Agreement to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action, which could harm our business, operating results and financial condition.

Our LLC Agreement will designate the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, as applicable, as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

As permitted by the LLC Act, our LLC Agreement will provide that each shareholder submits, to the fullest extent permitted by applicable law, to the exclusive jurisdiction of the Court of Chancery of the State of Delaware or, if such court lacks jurisdiction, the state or federal courts in the State of Delaware and any appellate court thereof, in any action or proceeding arising out of or relating to our LLC Agreement or the business of the Company (including any claim arising under the internal affairs doctrine). This provision of our LLC Agreement does not provide exclusive jurisdiction to the Court of Chancery of the State of Delaware or any other state court in the State of Delaware where such court does not have jurisdiction, such as actions or proceedings brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Also, this provision of our LLC Agreement does not apply to actions or proceedings that do not arise out of or are unrelated to our LLC Agreement or the business of the Company (including any claim under the internal affairs doctrine).

To prevent the Company from having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our LLC Agreement will provide that, unless the Company consents in writing to the selection of an alternative forum, the United States District Court for the District of Delaware shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any such provision in the Company’s LLC Agreement remains subject to any related substantive requirements under the Securities Act.

In connection with the submission to such courts in an appropriate action or proceeding, our LLC Agreement will provide that each shareholder waives any objection to venue in such courts and defense of inconvenient forum to the maintenance of such action or proceeding in such courts, in each case, to the fullest extent permitted by applicable law. Shareholders will not be deemed to have waived compliance with the federal securities laws and the rules and regulations thereunder as a result of the forum selection provisions in our LLC Agreement. Furthermore, the validity of our forum selection provision could be challenged and a court could rule that such provision is inapplicable or unenforceable. If a court were to find our forum selection provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions and we may not obtain the benefits of limiting jurisdiction to the courts selected.

Any person or entity purchasing or otherwise acquiring any interest in Shares of the Company will be deemed to have notice of and consented to the forum provisions in our LLC Agreement. Moreover, this choice of forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder finds favorable for disputes with the Company or any of the Company’s directors, officers, other employees or shareholders, which may discourage lawsuits with respect to such claims.

EQT, the Manager, their respective affiliates, our directors, officers and certain service providers are entitled to exculpation and indemnification resulting in limited right of action for shareholders.

The LLC Agreement includes exculpation and indemnification provisions that limit the circumstances under which the Indemnified Parties can be held liable to the Company. Additionally, certain service providers to the Company, the Manager, their respective affiliates, agents and other persons, including, without limitation, Advisory Professionals and their respective affiliates, and placement agents and finders, are entitled to exculpation and indemnification (in certain cases, on terms more favorable to them than those available to indemnitees, generally). The assets of the Company will be available to satisfy these indemnification obligations. Such indemnification obligations could materially impact the returns to shareholders. Such obligations will survive the dissolution of the Company. EQT AB Group and its affiliates will carry liability insurance (including “D&O” insurance) that is similar to that which other asset managers with similar businesses hold, and in amounts that are customary for the types of businesses that EQT AB Group and its affiliates operate. However, there is no guarantee that such insurance will be available to satisfy losses for which the Company is required to provide indemnification, and potential insurance claims will not delay the availability of the advances provided to indemnified persons under the LLC Agreement. Moreover, the state-law fiduciary duties of the directors, the Manager and its affiliates and EQT AB Group and its affiliates are modified pursuant to the terms of the LLC Agreement, and to the extent permitted by law. As a result, the shareholders have a more limited right of action in certain cases than they would in the absence of such limitations.

We have certain reporting obligations not applicable to private companies. We will need to make significant capital expenditures to be in compliance with certain regulations not applicable to private companies. Failure to comply with such regulations may have a material adverse effect on our business.

We will be subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may materially and adversely affect us.

We will be subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management will be required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act by the time we file our second annual report on Form 10-K with the SEC. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be materially and adversely affected.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until there is a public market for our Shares, which is not expected to occur.

We could be subject to review and approval by U.S., European, UK, Asian or other regulatory agencies resulting in limitations or restrictions on our acquisitions and joint ventures.

Certain acquisitions by the Company will be subject to restrictions or control to varying degrees. Portfolio companies may, for example, be made in assets which are subject to local or national regulatory approval or oversight (including by bodies such as CFIUS and similar regulatory bodies in other jurisdictions) which could place onerous obligations or other restrictions on the Company acquiring, holding and/or disposing of such assets. For example, some foreign investment regimes require prior approval for certain inbound foreign investments, which, if applicable to an acquisition of the Company, may result in foreign regulatory review and approval prior to the acquisition. If such review and approval is required for an acquisition, the Company may be required to disclose to the foreign regulatory authorities, as part of the approval process, the identities of shareholders who are considered to be affiliated with a foreign government or whose share of the Company’s net assets exceeds a certain percentage of the Company’s net assets, as well as the identities of some or all shareholders. The requirements for disclosure are subject to change and the foreign regulatory agencies may require the disclosure of the identities of all shareholders depending on government policy at that time and the nature of the acquisition. Some foreign investment regime approval processes may take four to six months or longer to provide approval and there may not be any statutory or other mandated timeframe for approval. The foregoing requirements may result in circumstances in which the Company may determine not to pursue certain opportunities.

European Union Screening Regulation: In March 2019, the EU adopted Regulation (EU) 2019/452 (the “Screening Regulation”), establishing a framework for the screening of foreign direct investments (“FDI”) from non-EU countries that may affect security or public order. At that time, roughly half of the Member States had some form of legislation in place for screening foreign direct investment within their territories (namely, Austria, Denmark, Finland, France, Germany, Hungary, Italy, Latvia, Lithuania, the Netherlands, Poland, Portugal, Romania, Slovenia and Spain). The Screening Regulation’s objective is to equip the EU to identify, assess and mitigate potential risks for security or public order by creating a framework for Member States that already have, or that may implement a screening mechanism. The Screening Regulation does not require Member States to implement or maintain a screening mechanism. The Regulation has been in force since October 11, 2020.

The Screening Regulation covers FDI from third countries, i.e. those investments “which establish or maintain lasting and direct links between investors from third countries including State entities, and undertakings carrying out an economic activity in a Member State”. The Screening Regulation applies to all sectors of the economy. It is not triggered by any monetary threshold. The Screening Regulation empowers Member States to review investments within its scope on the grounds of security or public order, and to take measures to address specific risks. The review and, when required, the adoption of measures preventing or conditioning an investment is the ultimate responsibility of Member States.

In determining whether FDI is likely to affect security or public order, Member States and the EU Commission may “consider all relevant factors, including the effects on critical infrastructure, technologies (including key enabling technologies) and inputs which are essential for security or the maintenance of public order, the disruption, failure, loss or destruction of which would have a significant impact in a Member State or in the Union.”

Under the Regulation, the EU Commission has no formal power to approve or prevent FDI, but it can intervene in national screening by obtaining information from the national competent authority. The EU Commission may also screen FDI that is likely to affect projects or programs of EU interest on the grounds of security or public order and issue an opinion. Member States must take account of the EU Commission’s opinion and justify a decision not to follow such opinion.

The framework establishes basic criteria for FDI screening, such as transparency, non-discrimination, procedural rules and factors to be taken into account in determining whether an investment is likely to affect security or public order.

On March 25, 2020, the EU Commission provided guidance to Member States on how to use FDI screening in times of public health crisis and economic vulnerability given the COVID-19 pandemic. In its guidance, the EU Commission urged Member States to be particularly vigilant to prevent a “sell-off” of Europe’s business and industrial actors, including small and mid-size enterprises, and to seek advice and coordination in cases where foreign investments could, actually or potentially, now or in the future, have an effect in the single market.

In its guidance, the EU Commission called upon Member States that currently have screening mechanisms to make full use of those mechanisms and called upon Member States that do not have a screening mechanism, or whose screening mechanisms do not cover all relevant transactions, to set up a screening mechanism and/or consider other options to address cases where the acquisition or control of a particular business, infrastructure or technology would create a risk to security or public order, including health security, in the EU. The scope of the Screening Regulation and the concerns expressed by the EU Commission in the context of the current pandemic suggest that more transactions involving companies in the EU are likely to be subject to FDI screening, and, if not screened, could be subject to ex post comments by Member States or opinions by the EU Commission up to 15 months after completion of the investment. The outcome of any FDI screening process may be difficult to predict, and there is no guarantee that, if applicable to a portfolio company, the decisions of a national competent authority would not materially and adversely impact the Company’s acquisition of such portfolio company.

UK National Security and Investment Act 2021: In the UK there is currently, strictly speaking, no legal restriction on foreign investment, only legal powers for intervening in merger transactions on national security or certain other public interest grounds. The current powers derive from the Enterprise Act 2002. Transactions that have a public interest element are subject only to a voluntary notification, but the regime provides the Secretary of State with the power to intervene where specified merger control thresholds are met and the transaction involves national security, plurality of the media, a public health emergency or the stability of the UK financial system. There is currently no obligation to obtain pre-closing clearance and no penalty for failing to notify a transaction, although an extensive hold separate order may be issued both pre-closing and post-closing whilst the transaction is reviewed.

On April 29, 2021, the UK Parliament enacted the National Security and Investment Act 2021 (“NS&I Act”). The NS&I Act came into force on January 4, 2022 and introduced an investment screening regime that allows the UK government to scrutinize and intervene in transactions to protect national security. The NS&I Act provides for a mandatory notification regime for transactions in 17 specific sectors and voluntary notification for all other sectors. It provides that the Secretary of State may “call-in” investments for national security review and impose conditions on the investment, or as a last resort, block the investment, if it is considered to pose a risk to national security.

Mandatory notification is required in the following sectors: advanced materials; advanced robotics; artificial intelligence; civil nuclear; communications; computing hardware; critical suppliers to the UK government; critical suppliers to the emergency services; crypto-graphic authentication; data infrastructure; defense; energy; military and dual use; quantum technologies; satellite and space technologies; synthetic biology; and transport. If a transaction falls within one of these sectors, it will be subject to a mandatory notification if the acquirer acquires an interest crossing specified thresholds (25%, 50% or 75%), or acquires voting rights that enable the acquirer to secure or prevent the passage of any class of resolution governing the affairs of the entity. If the Secretary of State reasonably suspects there is a risk to national security, he/she may call in a transaction in any sector for review where the specified thresholds are crossed or voting rights enabling the securing and blocking of resolutions are acquired as described above. Additionally, he/she may further call-in transactions in any sector involving the acquisition of assets or the obtaining of the ability to materially influence the policy of the entity. The NS&I Act imposes civil and criminal penalties for completing an acquisition subject to mandatory notification without approval, including imprisonment for up to 5 years and, for businesses, fines of up to £10 million (or, if higher, 5% of worldwide turnover). Such acquisitions, if completed without approval, will be automatically void. There is no time limit on the Secretary of State “calling-in” a transaction subject to mandatory notification if no notification was given and the Secretary of State has not otherwise become aware of the transaction. As the regime under the NS&I Act is new, it is difficult to predict how the regime will operate in practice. There is no guarantee that, if in the future it is applicable to a portfolio company, the notification process and decision procedure would not materially and adversely impact the Company’s acquisition or ownership of such portfolio company.

In addition to the EU and UK regimes discussed above, other examples include:

•

India: In April 2020, the Government of India issued Press Note No. 3 (2020 Series), which updated the country’s existing national security regime such that any foreign investment (i) by or from an entity of any country that shares its land border with India or (ii) whose beneficial owner of an investment into India is situated in, or is a citizen of, any country that shares its land border with India, can only be made with prior approval of the Government of India. Further clarity is awaited from the Government of India on what constitutes beneficial ownership, but the application of this rule may inhibit our ability to acquire companies in India. As a result, we may incur significant delays and costs or be altogether prohibited from making a particular acquisition, all of which could adversely affect our ability to meet our objectives. Uncertainty resulting from the application of the NDI Rules may also lead to higher amounts of, or longer durations of, borrowings by us.

•

Australia: Legislation passed in 2020 expands the criteria used to determine whether a transaction must be formally identified to the country’s Foreign Investment Review Board and affords the government new call-in powers to review transactions that may pose a national security risk.

Other jurisdictions are similarly in the midst of ongoing reform that may establish further restrictions and increase risk by enhancing governments’ powers to scrutinize, impose conditions on, and potentially block mergers, acquisitions, and other transactions. These requirements and the disclosure process may result in circumstances in which we determine not to pursue certain potential acquisition opportunities in these countries. Heightened scrutiny of foreign direct investment worldwide may also make it more difficult for us to identify suitable buyers for our portfolio companies upon exit and may constrain the universe of exit opportunities for an acquisition of an issuer. As a result of such regimes, we may incur significant delays and costs, be altogether prohibited from making a particular acquisition, or impede or restrict syndication or sale of our portfolio companies to certain buyers, all of which could adversely affect our ability to meet our objectives.

We could become subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA and/or the prohibited transaction provisions of Section 4975 of the Code.

We will use commercially reasonable efforts to conduct our affairs so that our assets should not be deemed to constitute “plan assets” of any shareholder that is a “benefit plan investor” within the meaning of ERISA and the regulations promulgated thereunder by the U.S. Department of Labor, as modified by Section 3(42) of ERISA (a “Benefit Plan Investor”). Nonetheless, if the assets of the Company were deemed to constitute “plan assets” of any shareholder that is a Benefit Plan Investor this would result, among other things, in (i) the application of the prudence and other fiduciary responsibility standards of ERISA to acquisitions made by the Company and (ii) the possibility that certain transactions in which the Company might seek to engage could constitute “prohibited transactions” under ERISA and the Code. If a prohibited transaction occurs for which no exemption is available, the Manager and/or any other fiduciary that has engaged in the prohibited transaction could be required to (i) restore to the Benefit Plan Investor any profit realized on the transaction and (ii) reimburse the Benefit Plan Investor for any losses suffered by the Benefit Plan Investor as a result of the acquisition. In addition, each disqualified person (within the meaning of Section 4975 of the Code) involved could be subject to an excise tax equal to 15% of the amount involved in the prohibited transaction for each year the transaction continues and, unless the transaction is corrected within statutorily required periods, to an additional tax of 100%. In addition, with respect to a Benefit Plan Investor that is an IRA that invests in the Company, the occurrence of a prohibited transaction involving the individual who established the IRA, or his or her beneficiaries, would cause the IRA to lose its tax-exempt status. Prospective investors should consult with their own advisors as to the consequences of making an investment in the Company.

We may face risks arising from potential control group liability.

Under ERISA, upon the termination of a tax-qualified single employer defined benefit pension plan, the sponsoring employer and all members of its “controlled group” will be jointly and severally liable for 100% of the plan’s unfunded benefit liabilities whether or not the controlled group members have ever maintained or participated in the plan. In addition, the U.S. Pension Benefit Guaranty Corporation (the “PBGC”) may assert a lien with respect to such liability against any member of the controlled group on up to 30% of the collective net worth of all members of the controlled group. Similarly, in the event a participating employer partially or completely withdraws from a multiemployer (union) defined benefit pension plan, any withdrawal liability incurred under ERISA will represent a joint and several liability of the withdrawing employer and each member of its controlled group.

A “controlled group” includes all “trades or businesses” under 80% or greater common ownership. This common ownership test is broadly applied to include both “parent-subsidiary groups” and “brother-sister groups” applying complex exclusion and constructive ownership rules. In cases where the Company individually or together with affiliated EQT Vehicles has a significant ownership interest (generally 80% or more) in a portfolio company, there is a risk that the Company and such portfolio companies could be subject to controlled group liability under ERISA, to the extent relevant to any such acquisition. As a result, such portfolio companies and the Company could be held jointly responsible for certain employee benefit obligations or liabilities under ERISA, including funding obligations to single-employer pension plans and withdrawal liability from union-sponsored multi-employer pension plans, particularly if the ownership interests of related vehicles are required to be aggregated when applying the controlled group ownership tests. However, regardless of the percentage ownership that the Company holds in one or more of its portfolio companies, the Company itself cannot be considered part of an ERISA controlled group unless the Company is considered to be a “trade or business.” Certain U.S. federal court decisions relating to the controlled group ownership tests, notably Sun Capital Partners v. New England Teamsters and Trucking Industry Pension Fund, indicate that there is a risk that courts could conclude that controlled groups exist with respect to such structures.

If the Company were determined to be a trade or business for purposes of ERISA, it is possible, depending upon the structure of the portfolio companies by the Company and/or its affiliates and other co-investors in a portfolio company and their respective ownership interests in the portfolio company, that any tax-qualified single employer defined benefit pension plan liabilities and/or multiemployer plan withdrawal liabilities incurred by the portfolio entity could result in liability being incurred by the Company, with a resulting need for additional investments in the Company, the appropriation of Company assets to satisfy such pension liabilities and/or the imposition of a lien by the PBGC on certain Company assets. Moreover, regardless of whether or not the Company were determined to be a trade or business for purposes of ERISA, a court might hold that one of the Company’s portfolio companies could become jointly and severally liable for another portfolio company’s unfunded pension liabilities pursuant to the ERISA “controlled group” rules, depending upon the relevant structures and ownership interests as noted above.

Failure to comply with data protection and Privacy Laws could lead to significant fines, sanctions and penalties.

The adoption, interpretation and application of consumer, data protection and/or privacy laws, regulations and standards (“Privacy Laws”) in the United States, Europe and elsewhere vary among jurisdictions, and are often uncertain and in flux. Compliance with Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and current and planned business activities of the Manager, the Company, and/or any portfolio companies, and as such could increase costs and require the dedication of additional time and resources to ensure compliance for such entities. A failure to comply with such Privacy Laws by any such entity or their service providers could result in fines, sanctions or other penalties, which could materially and adversely affect the results of operations and overall business, as well as have a negative impact on reputation and Company performance. As Privacy Laws are implemented, interpreted and applied, compliance costs for the Company and/or its portfolio companies are likely to increase, particularly in the context of ensuring that adequate data protection and data transfer mechanisms are in place.

Many U.S. states and foreign countries and governmental bodies, including the EU member states, have enacted and continued to enact Privacy Laws. For example, the EU’s General Data Protection Regulation (“GDPR”) became effective on May 25, 2018, and has resulted, and will continue to result, in significantly greater compliance burdens and costs for companies with customers, users, or operations in the EU and European Economic Area (“EEA”). In addition, the E.U.’s regulations on digital operational resilience for the financial sector, which is designed to harmonize and strengthen digital operational resilience requirements for the EU’s financial services sector and will require in-scope financial entities to comply with new requirements, including having a comprehensive governance and control framework for the management of information and communications technology risk, became effective in January 2023 and will begin to apply from January 2025. The GDPR has direct effect in the EEA and has extraterritorial effect where non-EEA persons, such as the Manager, the Company or their respective service providers, process personal data in relation to the offering of goods and services to individuals in the EEA or the monitoring of the behavior of individuals in the EEA. The GDPR and its implementing legislation imposes several stringent requirements for controllers and processors of personal data and could make it more difficult and/or more costly for us to use and share personal data. The GDPR also imposes potentially significant penalties for non-compliance, which may result in monetary penalties of up to €20.0 million or 4.0% of a company’s worldwide annual revenue of the previous fiscal year, whichever is higher. Similarly, the GDPR as retained and transposed into the U.K.’s domestic law which has direct effect in the UK and has extraterritorial effect where non-UK persons, such as the Manager, the Company or their respective service providers, process personal data in relation to the offering of goods and services to individuals in the UK or the monitoring of the behavior of individuals in the UK. As a result, we are exposed to two parallel data protection regimes in Europe, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. Additionally, recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the U.K. to the United States and other jurisdictions, which could lead to additional costs, complaints, and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services or the geographical location or segregation of our relevant systems and operations, and could materially and adversely affect our financial results. Further legislative evolution in the field of European privacy is expected. For example, the current ePrivacy Directive may in due course be replaced by the EU’s draft Regulation on Privacy and Electronic Communications (the “ePrivacy Regulation”), which aims to reinforce trust and security in the digital single market by updating the legal framework on ePrivacy, particularly with regard to electronic communications. The ePrivacy Regulation is still in the process of being discussed and finalised, but is expected to come into force in the next few years. The UK has also proposed amendments to the UK GDPR via the Data Protection and Digital Information (No. 2) Bill which, if passed, will likely create greater divergence between EEA and UK requirements. This may create a greater dual regulatory compliance burden in circumstances where entities are subject to both regimes. Further, the UK and EEA are considering or have enacted a variety of other laws and regulations relating to data such as the NIS 2 Directive (EEA), the Digital Operational Resilience Act (EEA), the Data Act (EEA), the Data Governance Act (EEA), the (draft) Financial Data Access Regulation (EEA), the Digital Services Act (EEA), the Online Safety Act (UK), and the Artificial Intelligence Act (EEA) (the latter of which is discussed under “—We face risks relating to artificial intelligence” herein), all of which could have a material impact on the Manager’s, the Company’s, and/or any portfolio companies’ ability to operate. We cannot predict how these and other data-related laws or regulations may develop.

Pursuant to U.S. federal and state laws, various government agencies have established rules protecting the privacy and security of personal information. We and our portfolio companies may be required to comply with both U.S. federal and state laws and regulations related to privacy. For example, the California Consumer Privacy Act (“CCPA”), which was further expanded by the California Privacy Rights and Enforcement Act of 2020 (“CPRA”), which took effect in most material respects on January 1, 2023 (with application to data collected beginning on January 1, 2022), provides for enhanced consumer protections for California residents, a private right of action for data breaches of certain personal information and statutory fines and damages for such data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. Additional U.S. states have passed their own comprehensive consumer privacy laws and other states are considering doing so. These state laws may expand our compliance obligations and impact our business or the businesses of our portfolio companies. Most states have enacted laws to which we are subject, and which vary significantly from jurisdiction to jurisdiction, to safeguard the privacy and security of personal information. In addition, the U.S. Federal Trade Commission and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. Further, laws in all 50 U.S. states, the District of Columbia, and several U.S. territories can require businesses to provide notice to consumers whose personal data has been disclosed as a result of a data breach. Each of these broadly impacts businesses that handle various types of personal data, potentially including the Manager and its affiliates. Without an overarching federal Privacy Law, the patchwork of Privacy Laws formed by individual states heightens the costs of compliance, the risks of noncompliance and the potential for enforcement actions brought by individual state attorneys general against us.

Portfolio companies are subject to Privacy Laws in the jurisdictions in which they operate. Compliance with current and future Privacy Laws could significantly impact current and planned privacy and information security related practices, the collection, use, sharing, retention and safeguarding of personal data and some of our current and planned business activities and as such could increase costs for the Company and/or portfolio companies. Although the Company, the Manager and EQT intend to make reasonable efforts to comply with all Privacy Laws, we may not be successful in complying with the rapidly evolving privacy, data protection, and security requirements discussed herein. Further, there can be no assurance that we will not be subject to regulatory or individual legal action, including fines, in the event of a security incident or other claim that a consumer’s privacy rights have been violated. Any actual or perceived failure to comply with our posted privacy policies, Privacy Laws, or any other legal obligations, such as contractual obligations, relating to privacy, data protection, security, breach notification or consumer protection, could result in regulatory scrutiny and increased exposure to the risk of litigation or the imposition of consent orders, resolution agreements, requirements to take particular actions with respect to training, policies or other activities, and civil and criminal penalties, including fines and damages, which could have a material adverse effect on our business, reputation, results of operations or financial condition. In addition, we could be required to fundamentally change our business activities and practices or modify our solutions and services, which could have a material adverse effect on our business, results of operations or financial condition. Any of the foregoing could result in additional cost and liability to us, damage our reputation, inhibit sales, and materially and adversely affect our business, results of operations and financial condition.

Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.

In the ordinary course of our business, we may collect, process, and store proprietary, confidential, and sensitive information, including personal information, intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such information. We face several risks relative to protecting this critical information, including loss of access risk, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to the third-party service providers who work with us in connection with certain elements of our operations.

We cannot assure shareholders that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations, hostile foreign governments or agencies, or cybersecurity researchers.

IT systems and related software applications, including those owned or controlled by third parties, are integral to our business. The Company, its portfolio companies, the Manager, their affiliates and their service providers are subject to risks associated with a breach in cybersecurity, including business disruption and information security risks. A business disruption or outage could be caused by various events, including pandemics, natural catastrophes, systems outages or cybersecurity attacks. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from both intentional cyber-attacks and hacking by other computer users, as well as unintentional damage or interruption that, in either case, can result in damage and disruption to hardware and software systems, loss or corruption of data and/or misappropriation of confidential information. Cybersecurity attacks are increasing in frequency and severity and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, disrupted denial of service attacks, ransomware attacks, and other electronic security breaches that could lead to disruptions in critical systems, unauthorized or unintended release of confidential or otherwise protected information, including, without limitation, personal information and information regarding the shareholders and the Company’s business activities, and corruption of data. In particular, ransomware attacks are evolving and typically carried out via a form of malicious software designed to encrypt the files on and/or block access to the information system until the demanded ransom is paid, resulting in significant business disruption, financial losses (including potential ransom payments and/or costs and expenses associated with engaging decryption specialists), reputational costs, and loss of data. Portfolio companies of entities such as the Company, broker-dealers, investment advisers, investment companies and service providers to such entities are especially vulnerable to ransomware attacks because they are seen as attractive targets that are more willing to pay the demanded ransom. Private fund managers who disclose information about their senior management executives in routine public filings, which is the case with respect to EQT, could also be targeted. The damage or interruptions to information technology systems might cause losses to the Company or the shareholders, including, without limitation, by interfering with the processing and completion of transactions, affecting the

Company’s ability to conduct valuations or impeding or sabotaging trading, or by damaging the Company’s portfolio companies through direct economic losses or indirect losses from reputational harm or related litigation or regulatory action. The costs to us to eliminate or alleviate security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and the efforts to address these problems could result in interruptions, delays, cessation of service and loss of existing or potential customers. The Company could also incur substantial costs as the result of a cybersecurity breach, including those associated with forensic analysis of the origin and scope of the breach, increased and upgraded cybersecurity, identity theft, unauthorized use of proprietary information, notifications to regulators and affected individuals, litigation, regulatory fines/penalties, adverse investor reaction, the dissemination of confidential and proprietary information and reputational damage. Any such breach could expose the Company and the Manager to civil liability, as well as regulatory inquiry and/or action. The SEC’s Office of Compliance Inspections and Examinations has issued risk alerts regarding cybersecurity and the prevention of ransomware attacks, which remain one of its key examination priorities. Shareholders could also be exposed to losses resulting from unauthorized use or dissemination of their personal information. If a security breach or other incident were to result in the unauthorized access to or unauthorized processing of personal, sensitive or other regulated information, it may be necessary to notify individuals, governmental authorities, supervisory bodies and other parties pursuant to Privacy Laws. Affected users (including customers or third parties) or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosures of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices. EQT does not control the cybersecurity systems put in place by third-party service providers, which could have limited indemnification obligations to EQT, the Company or any portfolio company of the Company, each of which could be negatively impacted as a result.

The Company, its portfolio companies, the Manager and their affiliates rely extensively on computer programs and systems (and likely will rely on new systems and technology in the future) for various purposes, including trading, clearing and settling transactions, evaluating certain holdings, monitoring the Company’s portfolio companies and net capital and generating risk management and other reports that are critical to oversight of the Company’s or its portfolio companies’ activities. Certain of the Company’s, its portfolio companies’ and the Manager’s operations will be dependent upon systems operated by third parties, including prime-broker(s), administrators, market counterparties and their sub-custodians and other service providers. The Company’s and its portfolio companies’ service providers also depend on information technology systems and, notwithstanding the diligence that the Company or its portfolio companies perform on their service providers, the Company or its portfolio companies might not be in a position to verify the risks or reliability of such information technology systems. The failure, corruption, disruption or breach of one or more systems (including as a result of the occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in the Manager’s disaster recovery systems, or a support failure from external providers) or the inability of such systems to satisfy a shareholder’s needs, including the execution of relevant transactions, could have a negative effect on the Manager’s ability to conduct business and thus, the Company, particularly if those events affect the Manager’s computer-based data processing, transmission, storage and retrieval systems or destroy the Manager’s data, which may result in liability and reputational damage. If a significant number of the Manager’s personnel were to be unavailable in the event of a disaster or other event, the Manager’s ability to effectively conduct the Company’s business could be severely compromised. The Company’s controls and procedures, business continuity systems and data security systems could prove to be inadequate. These problems could arise in the Company’s internally developed systems and the systems of third-party service providers.

Information and technology systems of the Manager, EQT and their affiliates (in addition to those of the Company’s portfolio companies) could be vulnerable to damage or interruption from computer viruses, network failures, computer and telecommunication failures, infiltration by unauthorized persons and security breaches, usage errors by their respective professionals, power outages and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. Although the Manager and its affiliates have implemented various measures to manage risks relating to these types of events, and portfolio companies are also expected to implement similar measures, if these systems are compromised, become inoperable for extended periods of time or cease to function properly, the Manager, the Company’s portfolio companies and their affiliates might have to make a significant investment to fix or replace them. The failure of these systems and/or of disaster recovery plans for any reason could cause significant interruptions in the operations of the Manager, the Company’s portfolio companies and their affiliates and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to the shareholders (and the beneficial owners of the shareholders). Such a failure could harm the reputation of the Manager, the Company’s portfolio companies and their affiliates and could subject the Manager, the Company’s portfolio companies and their affiliates to legal claims, and otherwise affect their business, financial performance and reputation.

We face risks relating to artificial intelligence.

Artificial intelligence (including machine learning technology) and EQT’s use of artificial intelligence and similar technologies (collectively, “AI Technologies”) may materially and adversely affect the Company, the Manager, EQT, one or more EQT Vehicles, their investors and their portfolio companies, including by altering the market practices that they have been designed to function within or posing operational, compliance, legal and reputational risks. AI Technologies are inherently complex and subject to limitations, including data quality, model accuracy, and algorithmic biases. Errors or inaccuracies in AI predictions, recommendations, or decision-making processes could lead to material and adverse outcomes, financial losses and/or damage to the reputation of the Company, the Manager, EQT, one or more EQT Vehicles and/or their respective portfolio companies, as well as regulatory non-compliance. There is no guarantee that AI Technologies will always produce accurate results or function as intended. Such risks apply with respect to “Motherbrain”, EQT’s proprietary AI engine that aims to support relevant Advisory Professionals in identifying and evaluating potential acquisition opportunities as well as providing certain other support functions related to the acquisition or diligence processes. Prospective investors should note that Motherbrain does not act, itself take any decisions or make any recommendations independently from relevant Advisory Professionals, but rather acts as a tool with the aim of supporting such professionals in making faster and more substantiated decisions and recommendations. As a result, it should not be viewed as a substitute for the involvement of such individuals in acquisition and diligence related activities and processes, and its ability to assist Advisory Professionals in their day-to-day acquisition, diligence and associated activities is limited and may not necessarily provide a competitive advantage over competitors either relying on other AI Technologies or no such AI Technologies, nor will it necessarily result in higher returns or better sustainability performance. Performance will likely be impacted more by the degree of skill, acumen, competencies and capabilities possessed by EQT’s acquisition professionals and machine learning engineers than by the degree of Motherbrain’s sophistication, usefulness and capabilities. Moreover, while we periodically assess how Motherbrain could be enhanced in light of ongoing technologies improvements in AI Technologies in general, there can be no assurance that a given competitor of EQT will not develop (if they have not already developed) proprietary AI Technologies that prove to be superior to Motherbrain.

In addition, prospective investors or distributors can access due diligence information via the EQT “DD Assistant”. The EQT DD Assistant is a chat-based tool powered by Large Language Model (LLM) technology seeking to provide prospective investors or distributors with information related to the Company. Prospective investors should be aware that any information accessed via the EQT DD Assistant represents a high-level summary only and should not be treated, or relied upon, as being comprehensive or complete and that relying only on the information provided by the EQT DD Assistant may be misleading. In providing prospective investors or distributors access to the EQT DD Assistant, EQT is not making any representation as to the fairness, correctness, accuracy or completeness of any responses provided, or that any response will include all desirable information or will be fully inclusive of all information needed by the prospective investor or distributor. Finally, there can be no guarantee that the technology underpinning the EQT DD Assistant will not malfunction or result in errors or inaccuracies in the information provided. Further, AI Technologies such as Motherbrain produce data which requires further interpretation and analysis. EQT may not be able to verify AI Technologies’ outputs (including with respect to whether outputs may be subject to third party intellectual property rights). Such data may be inaccurate, is subject to cybersecurity threats and may also inadvertently perpetuate and amplify biases held by Advisory Professionals using such data and other outputs from the use such AI Technologies, leading to discriminatory outcomes in the decision-making processes of such professionals which would not exist absent the use of such AI Technologies, all of which may have material and adverse consequences for the Company and/or its portfolio companies, as well as potentially leading to legal disputes, reputational damage and/or other costs and liabilities. Further, the use of AI Technologies could pose conflicts of interests, including if particular technology favors (even subconsciously or inadvertently) EQT’s interests over the interests of the Company and/or one or more EQT Vehicles or EQT has an economic incentive to use AI Technologies to reduce its overhead expenses despite limitations on the reliability of certain AI Technologies. AI Technologies could also be misused by EQT employees, in contravention of its policies and guidelines, or by third parties. For example, a user may input confidential information of EQT, one or more EQT Vehicles, one or more EQT Vehicle investors or one or more EQT Vehicle portfolio acquisitions into AI Technology applications, resulting in such information becoming part of a widely accessible dataset. While EQT continues to evaluate and adjust its internal practices, policies and guidelines governing the use of AI Technologies by its personnel in connection with its acquisition activities, including in relation to Motherbrain, the use of AI Technologies poses certain risks such as those outlined above that cannot be eliminated.

AI Technologies and their current and potential future applications in the investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, continue to rapidly evolve. Governments and regulatory authorities in multiple jurisdictions are implementing or considering laws or rules that regulate or restrict certain uses of AI Technologies. For example, the EU has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “EU AI Act”) with other jurisdictions likely to do the same. The EU AI Act entered into force on August 1, 2024, with many of its obligations set to apply in phases from six to thirty-six months thereafter. The EU AI Act imposes material requirements on both the providers and deployers of AI Technologies, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or EUR 35 million (whichever is higher) for the most serious breaches, and will have extraterritorial application. The costs of monitoring and responding to such laws and regulations, as well as the consequences of non-compliance, such as legal and regulatory investigations and enforcement actions, could have a material adverse effect on the Company, EQT, one or more EQT Vehicles, one or more EQT Vehicle investors and one or more EQT Vehicle portfolio companies. Such regulations could also reduce or delay societal use of and demand for AI Technologies, which could negatively impact the performance of certain of the EQT Vehicles or their portfolio acquisitions.

We may pay the Management Fee and/or the Performance Allocation in Class T Shares, which may dilute the interests of shareholders in the underlying portfolio companies.

The Manager and EQT AB Group may elect to receive the Management Fee or the Performance Allocation, as applicable, in the form of Class T Shares, and we may issue Class E Shares to EQT AB Group in exchange for interests in portfolio companies, which may have a dilutive effect in respect of shareholders’ interests in the underlying assets of the Company. The Class E Shares are subject to the EQT repurchase arrangement, repurchases of which are not subject to the limitations of our share repurchase plan. See “Item 1. Business—Repurchase Arrangement for Class E Shares held by EQT AB Group.” Holders of the Class T Shares may request that such Shares be repurchased pursuant to and subject to the limitations of our share repurchase plan, but will not be subject to the Early Repurchase Fee. See “Item 1. Business—Share Repurchases—Share Repurchase Plan.”

Risks Related to an Investment in Our Shares

There is no public trading market for the Shares and shareholders will bear the risks of owning Shares for an extended period of time due to limited repurchases. If a shareholder sells its Shares to us, the shareholder may receive less than the price it paid.

The Shares have not been registered under the Securities Act, the securities laws of any state or the securities laws of any other jurisdiction and cannot be resold unless they are subsequently registered under the

Securities Act and other applicable securities laws or an exemption from registration is available. It is not contemplated that the Shares will ever be registered under the Securities Act or other securities laws. There is no public market for the Shares and none is expected to develop. Accordingly, there are no quoted prices for the Shares. Therefore, repurchase of Shares by us will likely be the only way for a shareholder to dispose of its Shares. We expect to continue at a price equal to the transaction price of the class of Shares being repurchased on the date of repurchase (which will generally be equal to our NAV per Share as of the last month of the prior calendar quarter) and not based on the price at which a shareholder initially purchased its Shares. As a result, a shareholder may receive less than the price it paid for its Shares when the shareholder sells them to us pursuant to our share repurchase plan. In addition, there are substantial restrictions upon the repurchase of Shares under the LLC Agreement and applicable securities laws. Repurchase requests pursuant to our share repurchase plan, with certain exceptions, will be subject to the Early Repurchase Fee if the Shares are repurchased within 24 months of the Original Issue Date of such Shares. Consequently, shareholders must be prepared to bear the risks of owning Shares for an extended period of time. See “Item 1. Business—Share Repurchases.”

We may amend the LLC Agreement without shareholder approval and shareholders will not be entitled to vote for the election of directors or have any right to influence or control the Company’s operations.

The LLC Agreement can be amended from time to time generally by us in cooperation with EQT AB Group, without the consent of the shareholders as set forth in the LLC Agreement, except that certain amendments require approval by the Board and/or shareholders holding a majority of the outstanding Class Q Shares. The LLC Agreement sets forth certain other procedures for its amendment, including provisions allowing us to amend the LLC Agreement without the consent of the shareholders in certain circumstances. In addition, lenders to the Company will, under the terms of financing arrangements put in place with them, require us to seek lender approval of certain amendments to the LLC Agreement prior to the Board adopting any such amendment. The Company will file any amendments to its LLC Agreement with the SEC, as legally required.

The voting power of the Company’s Shares is vested exclusively in the holders of the Class Q Shares. EQT AB Group owns and is expected to continue to own all of the Company’s outstanding Class Q Shares and will have the sole ability to elect directors of the Company. Shareholders will have no opportunity to control the day-to-day operations, including acquisition and disposition decisions, of the Company. Shareholders must rely entirely on the Board, the Manager, EQT and their affiliates to conduct and manage the affairs of the Company and its portfolio companies.

We do not expect to make distributions on a regular basis.

The Company does not expect to make distributions on a regular basis. Distributions to shareholders will be made only if, as and when declared by the Board. Shareholders may or may not receive distributions. In addition, some of our distributions may include a return of capital. The Company cannot make assurances as to when or whether cash distributions will be made to shareholders, the amount of any such distribution, or the availability of cash for any such distribution, since the ability to make distributions will be dependent upon the cash flow, capital raising, financial condition and other factors relating to the Company’s portfolio companies. Such factors include the ability to generate sufficient cash from operations to pay expenses, service debt and to satisfy other liabilities as they come due. Furthermore, the Board, in its sole discretion, may use or set aside cash for working capital purposes, or for the funding of present or future reserves or contingent liabilities, taxes, the Company’s operating activities, or the actual or anticipated Management Fee. If the Board determines that all or any portion of net capital event proceeds are not necessary for ongoing expenses (including debt payments and fees), anticipated acquisitions, capital expenditures and reserves, such amounts may be used to satisfy repurchase requests at the Board’s discretion. Accordingly, the payment of cash distributions is subject to the discretion of the Board. Additionally, distributions to shareholders may be subordinated in the event of a default under any credit facility of the Company or its portfolio companies. Neither the Board, Manager, nor any of its respective affiliates, is obligated to support or guarantee any level of distributions. In addition, because the Manager does not charge a Management Fee on and EQT AB Group does not receive a Performance Allocation for EQT AB

Group Shares (with the exception of the Management Fee applicable to Class E Shares, as described herein), the per Share amount of distributions on the EQT AB Group Shares could be higher compared to the Investor Shares.

Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.

Within the parameters of the Company’s valuation policies and procedures, the valuation methodologies used to value the Company’s portfolio companies will involve subjective judgments and projections that ultimately may not materialize. Ultimate realization of the value of a portfolio company depends to a great extent on economic, market and other conditions beyond the Company’s control and the control of the Manager. Rapidly changing market conditions or material events may not be immediately reflected in the Company’s NAV.

Among the Company’s important features are the provisions relating to the purchase and repurchase of Shares. The valuation of Shares upon purchase, the amount payable to investors upon repurchase and certain other valuations are generally based upon the Company’s NAV per Share as of the end of the immediately preceding month or quarter, as applicable. Because the price shareholders will pay for Shares in the Private Offering, and the price at which such Shares may be repurchased under the share repurchase plan by the Company, are based on the Company’s transactional net asset value per Share, shareholders may pay more than realizable value or receive less than realizable value for their investment. Under the Company’s share repurchase plan, shareholders having their Shares repurchased by the Company will generally receive a cash amount attributable to the NAV per Share as of the immediately preceding quarter. Our NAV per Share may change materially from the last calendar day of the prior quarter to the date of repurchase, and it also may change materially shortly after a quarterly share repurchase is completed. Since the repurchase price of any Shares accepted for repurchase during a quarter will be the NAV of such Shares as of the last calendar day of the prior quarter, the repurchase price received by a shareholder on a repurchase date will not reflect any net increase or decrease in net assets resulting from operations during the first month of the quarter in which the Company repurchases such Shares (and such Shares will not bear any applicable Performance Allocation, Management Fee and/or Servicing Fee accrued during that period). Instead, any net increase or decrease in net assets resulting from operations, including any applicable Performance Allocation, Management Fee and/or Servicing Fee, in the first month of each quarter otherwise attributable to Shares accepted by the Company for repurchase will be borne by the remaining Shares of the Company. The Company relies on the Manager and its affiliates for valuation of the Company’s assets and liabilities.

The values of the Company’s portfolio companies are established in accordance with the Company’s valuation policies and procedures approved by the Board. The valuation policies and procedures can be modified by the Board. The Company will primarily own and control certain portfolio companies that will not have readily assessable market values. The Manager will determine the estimated values of the Company’s portfolio companies and the Company will use the estimated values provided, as well as inputs from other sources, in computing the Company’s monthly NAV per Share.

The monthly valuations performed by the Manager may vary from similar valuations performed by any independent third parties for similar types of portfolio companies. The valuation of illiquid portfolio company holdings is inherently subjective and subject to increased risk that the information utilized to value such portfolio companies or to create the pricing models may be inaccurate or subject to other error. In addition, valuations rely on a variety of assumptions, including assumptions about projected cash flows for the remaining holding periods for the portfolio companies, market conditions at the time of such valuations and/or any anticipated disposition of the portfolio companies, legal and contractual restrictions on transfers that may limit liquidity, and any transaction costs related to, and the timing and manner of, any anticipated disposition of the portfolio companies, all of which may materially differ from the assumptions and circumstances on which the valuations are based. The value of the Company’s portfolio companies may also be affected by any changes in accounting standards, policies or practices, as well as general economic, political, regulatory and market conditions, global equity market conditions, changes in credit markets and interest rates, foreign exchange rates, commodity prices, natural or man-made disasters or catastrophes and the actual operations of portfolio companies, which are not predictable and can have a material impact on the reliability and accuracy of such valuations. As such, the carrying value of a portfolio company may not reflect the price at which the portfolio company could be sold in the market, and the difference between carrying value and the ultimate sales price could be material. Accordingly, such values may not accurately reflect the actual market values of the portfolio companies, and, thus, shareholders will likely make decisions as to whether to purchase or submit for repurchase Shares without complete and accurate valuation information.

Determining the impact of these factors on the valuation of portfolio companies involves a significant degree of judgment. Because valuations, and in particular valuations of portfolio companies for which market quotations are not readily available, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Manager’s fair value determinations may differ materially from the values that would have resulted if a ready market had existed.

During periods of market uncertainty and volatility, accurate valuations may be even more difficult to obtain. This is particularly true during periods of low transaction volume because there are fewer market transactions that can be considered in the context of a valuation. Changes in credit markets can also impact valuations and may have offsetting results when using discounted cash flow analysis for portfolio companies that do not have readily observable market prices. For example, if applicable interest rates rise, then the assumed cost of capital for portfolio companies would be expected to increase under the discounted cash flow analysis, and this effect would negatively impact their valuations if not offset by other factors. Rising U.S. interest rates may also negatively impact certain foreign currencies that depend on foreign capital flows.

In addition, shareholders would be materially and adversely affected by a higher Management Fee and by higher Performance Allocations if the Company’s NAV is overstated. Due to a wide variety of market factors and the nature of certain portfolio companies to be held by the Company, there is no guarantee that the value determined by the Company will represent the value that will be realized by the Company on a realization of the value of a portfolio company or that would, in fact, be realized upon an immediate disposition of the portfolio companies.

Further, in connection with each subscription or repurchase of Shares, a shareholder will receive an amount of Shares or cash, respectively, at a price that reflects the Company’s most recent calculated NAV (which generally will be the Company’s NAV as determined as of the last day of the immediately preceding calendar month). There is no requirement, and it is not anticipated, that a new valuation will be made in connection with any such purchase and related issuance of Shares and, as a result, the price paid for Shares may not accurately reflect the current NAV at the time of issuance.

Any discrepancy between the NAV of the Company used in connection with the repurchase or issuance and the actual NAV of the Company as of the date of such repurchase or issuance may have a material adverse effect on the shareholder from whom Shares are repurchased, the shareholder to whom Shares are issued or the Company as a whole, as applicable. Any such discrepancy may also lead the Company to dispose of more portfolio companies than necessary, and potentially at less advantageous prices. For example, in the event the Company were to liquidate certain of its holdings in order to satisfy repurchase requests based on a determination of NAV of the Company used in connection with the repurchase that in retrospect turns out to be higher than the actual NAV of the Company as of the repurchase date, a repurchasing shareholder requesting to repurchase a certain percentage of its Shares may receive a greater amount of repurchase proceeds than the repurchase proceeds it should have received in respect of such repurchase, thereby materially and adversely affecting remaining shareholders and the ability of the Company to employ the excess amounts paid out for the portfolio companies of the Company or other cash needs. If the Company were to borrow amounts to satisfy such repurchase request, the amounts borrowed might be higher than the amounts the Company would have borrowed had the correct NAV been used to calculate repurchase proceeds, and such higher borrowing may have a material adverse effect on the remaining shareholders. In addition, if a new purchase of Shares by a new shareholder is made based on such erroneously high NAV, the number of Shares issued to such new shareholder will be lower than the number of Shares it should have received.

Monthly NAV calculations are not governed by governmental or independent securities, financial or accounting rules or standards.

The methods we use to calculate our monthly NAV, which is the basis for the offering price for our Shares offered and the investment value published in customer account statements for our shareholders, is not prescribed by the rules of the SEC or any other regulatory agency. Further, there are no accounting rules or standards that prescribe which components should be used in calculating monthly NAV, and our monthly NAV is not audited by our independent registered public accounting firm. We calculate and publish the NAV of our Shares monthly solely for purposes of establishing the price at which we sell and repurchase our Shares, and for publishing the value of each shareholder’s investment in us on such shareholder’s customer account statement, and our monthly NAV should not be viewed as a measure of our historical or future financial condition or performance. The components and methodology used in calculating our monthly NAV may differ from those used by other companies now or in the future. Errors may occur in calculating our monthly NAV, which could impact the price at which we sell and repurchase our Shares and the calculation of our Management Fee, Performance Allocation and certain other items calculated based on our NAV. The Manager has implemented certain policies and procedures to address such errors in NAV calculations. If such errors were to occur, the Manager, depending on the circumstances surrounding each error and the extent of any impact the error has on the price at which our Shares were sold or repurchased or on the amount of the Management Fee, Performance Allocation or certain other items calculated based on NAV, may determine in its discretion to take certain corrective actions in response to such errors, including, subject to EQT’s policies and procedures, making adjustments to prior NAV calculations.

Prospective investors will not know the NAV per Share of their investment until after the investment has been accepted.

Prospective investors will not know the NAV per Share of their investment until after their subscription has been accepted. Prospective investors will be required to subscribe for a dollar amount, and the number of Shares that such shareholder receives will subsequently be determined based on our NAV per Share as of the end of the month immediately before such prospective investor’s subscription is accepted by the Company (e.g., a subscription for Shares accepted by the Company on September 1 of a calendar year will be based upon our NAV as of August 31 of that year, which NAV will generally not be available until after September 1 of that year). Prospective investors will learn of such NAV and the corresponding number of Shares represented by their subscription after we publish the NAV per Share.

We are a new company and have a limited operating history.

The Company and the Manager have limited operating history upon which prospective investors can evaluate their performance. Further, shareholders should draw no conclusions from the prior experience of the members of the EQT advisory team, whether or not they have been with EQT and involved in the Company or other EQT Vehicles, or the performance of any investments of EQT or its affiliates or of funds, vehicles or accounts sponsored or managed by any of them, and should not expect to achieve similar returns. The past performance of EQT Vehicles is not predictive of the Company’s performance, in particular because the structure, terms and objectives of certain of such funds, vehicles and accounts differ from the business objectives of the Company. The Company’s acquisitions may differ from previous investments (including previous private equity investments) made by EQT in a number of respects. Also, some of the EQT investment personnel involved in providing investment advice for the investments of EQT Vehicles and accounts may not be involved in the business activities of the Company. EQT has not previously sponsored or managed an operating company that owns and operates portfolio companies for the long term pursuing the same primary business objective and strategy as the Company. Moreover, the Company is subject to all of the business risks and uncertainties associated with any new company, including the risk that it will not achieve its business objectives and that the value of Shares could decline substantially.

The Manager cannot provide assurance that it will be able to choose, make, and realize returns in any particular portfolio company. There can be no assurance that the Company will be able to generate returns for the shareholders or that the returns will be commensurate with the risks of owning and controlling the type of portfolio companies described herein. There can be no assurance that any shareholder will receive any distribution from the Company or liquid assets with respect to the repurchase of its Shares. Accordingly, a purchase of the Company’s Shares should only be considered by persons who can afford a loss of their entire investment.

Due to the nature of our holdings in portfolio companies, shareholders have limited liquidity and may not receive a full return of their invested capital if they elect to have their Shares repurchased by the Company.

A purchase of our Shares requires a long-term commitment, with no certainty of return and should be viewed as an illiquid investment. Portfolio companies are generally less liquid and involve longer hold periods than traditional monthly NAV equity holdings, and, in the case of the Company, certain portfolio companies may be held for the long-term. Returns on acquisitions of portfolio companies can be difficult or impossible to realize. Since there is no established market for our Shares, and none is expected to develop, a shareholder of the Company will be unable to realize its investment readily and may encounter difficulty ascertaining the market value of its Shares. Shares in the Company are subject to restrictions on resales under applicable securities laws. Repurchase of Shares by us will likely be the only way for a shareholder to dispose of its Shares. It is uncertain as to when profits, if any, will be realized by a shareholder and if such shareholder will realize profits from the Company prior to the Company repurchasing its Shares. Losses on unsuccessful acquisitions of portfolio companies may be realized before gains on successful acquisitions of portfolio companies are realized. Furthermore, the expenses of operating the Company (including any fees payable to the Manager (or an affiliate thereof)) may exceed its income, thereby requiring that the difference be paid from the Company’s assets. As noted above, it is also uncertain when liquid assets will be available to meet a shareholder’s repurchase request. Whether the Company has sufficient liquidity to meet a shareholder’s request for repurchase will be determined by the Manager. The Company will not be obligated to liquidate any asset in order to meet repurchase requests and because of the illiquid nature of holdings in portfolio companies, the Company may not have sufficient cash flow to meet repurchase requests at any given time. If the Manager determines there is insufficient liquidity to meet repurchase requests under the share repurchase plan, such requests will be delayed until the Manager determines there is sufficient liquidity; such delay may be significant. The Company intends to primarily own portfolio companies for the long term through Joint Ventures. The number of potential purchasers and sellers is expected to be limited. This factor could have the effect of limiting the availability of portfolio companies for purchase by the Company and will also limit the ability of the Company to sell portfolio companies at their fair value in response to changes in the economy or financial markets. Illiquidity could also result from legal or contractual restrictions on their resale.

The realizable value of a highly illiquid portfolio company at any given time could be less than its intrinsic value. In addition, certain types of portfolio companies owned by the Company are likely to require a substantial length of time to liquidate. Moreover, although the equity markets are not the only means by which we exit our portfolio company holdings, the strength and liquidity of the United States and relevant global equity markets generally, and the initial public offering market specifically, affect the valuation of, and our ability to successfully exit, our equity positions in our portfolio companies in a timely manner. We may also realize portfolio company exits through strategic sales. When financing is not available or becomes too costly, it may be more difficult to find a buyer that can successfully raise sufficient capital to purchase our portfolio company interests. In addition, volatile debt and equity markets may also make the exit of our portfolio companies more difficult to execute. As a result, the Company could be unable to realize its business objectives by sale or other disposition at attractive prices or could otherwise be unable to complete any exit strategy.

A purchase of the Company’s Shares is suitable only for sophisticated investors and an investor must have the financial ability to understand and the willingness to accept the extent of its exposure to the risks and lack of liquidity inherent in a purchase of the Company’s Shares. Shareholders should consult their professional advisors to assist them in making their own legal, tax, regulatory, accounting and financial evaluation of the merits and risks of a purchase of the Company’s Shares in light of their own circumstances and financial condition.

Certain of the Company’s holdings may be securities that are or become publicly traded and are therefore subject to the risks inherent in holding public securities. Such holdings will involve economic, political, interest rate, and other risks, any of which could result in a material adverse change in the market price. In addition, in some cases the Company will be prohibited by contract or other limitations from selling such securities for a period of time so that the Company is unable to take advantage of favorable market prices.

A shareholder’s ability to have its Shares repurchased by us is limited.

The Company is designed primarily for long-term investors and an investment in the Shares should be considered illiquid. The Shares are not readily marketable and shareholders must be prepared to hold Shares for an indefinite period of time. Shareholders may not be able to sell their Shares at all or at a favorable price.

We may choose to repurchase fewer Shares than have been requested to be repurchased, at our discretion at any time, and the amount of Shares we may repurchase is subject to caps. Further, the Board may make exceptions to, modify or suspend our share repurchase plan if it deems such action to be in our best interest and the best interest of our shareholders.

In recognition that a secondary market for the Shares likely will not develop, we have adopted a share repurchase plan, whereby on a quarterly basis, shareholders may request that we repurchase all or any portion of their Shares. We may choose to repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our share repurchase plan, or none at all, at our discretion at any time. We may repurchase fewer Shares than have been requested to be repurchased due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that acquiring or continuing to hold portfolio companies is a better use of our capital than repurchasing our Shares. In addition, the aggregate NAV of total repurchases is limited, in any calendar quarter, to Shares whose aggregate value is no more than 5.0% of our aggregate NAV attributable to the classes of Shares subject to our share repurchase plan (measured using the average aggregate NAV attributable to shareholders as of the end of the immediately preceding calendar quarter). Such limitation is calculated based on the Company’s transactional net asset value, which is used to determine the price at which the Company sells and repurchases its Shares. If quarterly repurchase requests significantly exceed the 5.0% limit and for an extended period of time, shareholders will not be able to realize the full redemption value of their investments.

Further, our Board may make exceptions to, modify, or suspend our share repurchase plan if, in its reasonable judgment, it deems such action to be in our best interest and the best interest of our shareholders. The Board cannot terminate our share repurchase plan absent a liquidity event which results in our shareholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. If the full amount of all Shares of the Company requested to be repurchased in any given quarter is not repurchased, funds will be allocated pro rata based on the total number of Shares of the Company being repurchased without regard to class and subject to the volume limitation. All unsatisfied repurchase requests must be resubmitted after the start of the next quarter, or upon the recommencement of the share repurchase plan, as applicable.

The vast majority of our assets will consist of portfolio companies that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of liquid cash to immediately satisfy repurchase requests. If we do repurchase Shares, we may be required to borrow cash or to sell assets to purchase Shares that are submitted for repurchase, which may increase risks for remaining shareholders and increase expenses as a percentage of assets. Should repurchase requests, in our judgment, place an undue burden on our liquidity, materially and adversely affect our operations or risk having a material adverse impact on the Company as a whole, or should we otherwise determine that acquiring or continuing to hold portfolio companies rather than repurchasing our Shares is in the best interests of the Company as a whole, then we may choose to repurchase fewer Shares than have been requested to be repurchased pursuant to our share repurchase plan, or none at all. Upon suspension of our share repurchase plan, our share repurchase plan requires our Board to consider, at least quarterly, whether the continued suspension of the plan is in the best interest of the Company and our shareholders; however, we are not required to authorize the recommencement of the share repurchase plan within any specified period of time.

As a result, a shareholder’s ability to have its Shares repurchased by us may be limited and at times the shareholder may not be able to liquidate its investment.

Economic events that may cause our shareholders to request that we repurchase their Shares may materially and adversely affect our cash flows, our results of operations and our financial condition.

Economic events could cause our shareholders to seek to sell their Shares to us pursuant to our share repurchase plan at a price based on the NAV per Share for each applicable class at a time when such events are materially and adversely affecting the performance of our assets. Even if we decide to satisfy all resulting repurchase requests, our cash flow could be materially and adversely affected. In addition, if we determine to liquidate certain of our holdings to satisfy repurchase requests, we may not be able to meet future repurchase requests, take advantage of new acquisition opportunities or realize the return on such holdings that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition could be materially and adversely affected.

The Company may require a shareholder to have its Shares repurchased at any time in its sole discretion.

The Company may require a shareholder to surrender and have all or any portion of its Shares repurchased at any time, on 10 days’ prior written notice, if the Company determines that it would be in the interest of the Company, as determined by the Board, for the Company to repurchase the Shares. To the extent the Company requires the mandatory repurchase of any Shares of any shareholder, such repurchase will not be subject to the repurchase limits under the Company’s share repurchase plan or the Early Repurchase Fee, unless otherwise determined by the Company in its sole discretion.

Procedures relating to transactions in our Shares may not be performed as expected by shareholders, and processing errors may occur.

We have appointed The Bank of New York Mellon (“BNYM”) as our transfer agent. Among other responsibilities, the transfer agent assists us with the processes for subscriptions, repurchases, conversions, transfers and other types of dealing transactions in connection with the Shares. There is a risk that procedures relating to such dealing transactions may not be performed as expected by shareholders and that errors, delays and/or other negative events may occur in connection with such dealing transactions. In such circumstances, shareholders will, to the extent legally permissible, not have any recourse to us, the Board, the Manager, the administration agent, the distribution agent, the transfer agent or any of their affiliates, each of which, to the extent legally permissible, bears no liability to resolve or procure the resolution of such errors, delays and/or other negative events and disclaims liability to shareholders, prospective investors and, if applicable, their financial intermediaries for any loss in connection with any such errors, delays and/or other negative events which occur in connection with such dealing transactions.

Where a shareholder or prospective investor is required to submit documentation or information in connection with any dealing transaction (including, without limitation, subscriptions, repurchases, conversions and transfers of Shares), the onus is on the shareholder or the prospective investor (as applicable) to ensure such documentation and/or information is sufficient, complete and correct for its purpose including (without limitation), in relation to the number of Shares, the monetary amount, the identity of the shareholder or prospective investor (as applicable) and bank account details, in each case involved in relation to such dealing transaction. We, the Board, the Manager, the administration agent, the distribution agent, the transfer agent and their affiliates bear no liability in relation to such documentation not being sufficient, complete and correct for its purpose.

Risks Related to Acquisitions of Debt Securities, Preferred and/or Structured Equity Securities

We may hold corporate bonds.

Corporate bonds include a wide variety of debt obligations of varying maturities issued by U.S. and foreign corporations (including banks) and other business entities. Bonds are fixed or variable rate debt obligations, including bills, notes, debentures and similar instruments and securities. We may hold U.S. dollar-denominated corporate bonds and may also hold bonds denominated in foreign currencies.

We may hold corporate bonds that are below investment grade quality. Corporate bonds rated below investment grade quality (that is, rated below “BBB-” by Standard & Poor’s Corporation (“S&P”) or Fitch Ratings, Inc. (“Fitch”), below “Baa3” by Moody’s Investors Service, Inc. (“Moody’s”) or comparably rated by another nationally recognized statistical rating organization (“NRSRO”)) are commonly referred to as “high yield” securities or “junk bonds.” Issuers of securities rated BB+/Ba1 are regarded as having current capacity to make principal and interest payments but are subject to business, financial or economic conditions which could materially and adversely affect such payment capacity. Corporate bonds rated BBB- or Baa3 or above are considered “investment grade” securities. Corporate bonds rated Baa are considered medium grade obligations that lack outstanding investment characteristics and have speculative characteristics, while corporate bonds rated BBB are regarded as having adequate capacity to pay principal and interest. Corporate bonds rated below investment grade quality are obligations of issuers that are considered predominately speculative with respect to the issuer’s capacity to pay interest and repay principal according to the terms of the obligation and, therefore, carry greater investment risk, including the possibility of issuer default and bankruptcy and increased market price volatility. Corporate bonds rated below investment grade tend to be less marketable than higher-quality securities because the market for them is less broad. The market for corporate bonds unrated by any NRSRO is even narrower. During periods of thin trading in these markets, the spread between bid and asked prices is likely to increase significantly and we may have greater difficulty selling these securities. We will be more dependent on the Manager’s research and analysis when investing in these securities.

The ratings of Moody’s, S&P and Fitch generally represent their opinions as to the quality of the bonds they rate. These ratings are relative and subjective, are not absolute standards of quality, are subject to change and do not evaluate the market risk and liquidity of the securities. Consequently, bonds with the same maturity, coupon and rating may have different yields while obligations of the same maturity and coupon with different ratings may have the same yield.

We may hold bonds across broad segments of the bond market. If we hold a significant portion of our assets in one segment, we will be more susceptible to economic, business, political, regulatory and other developments generally affecting issuers in such segment of the corporate bond market.

The debt of portfolio companies in the infrastructure space is subject to the risks associated with companies operating in such space. Our portfolio companies may be subject to a variety of factors that may adversely affect their business or operations, including high interest costs in connection with capital construction programs, high leverage, costs associated with environmental and other regulations, the effects of economic slowdown, surplus capacity, increased competition from other providers of services, uncertainties concerning the availability of fuel at reasonable prices, the effects of energy conservation policies and other factors. Other factors that may affect the operations of portfolio companies include difficulty in raising capital in adequate amounts on reasonable terms in periods of high inflation and unsettled capital markets, inexperience with and potential losses resulting from a developing regulatory environment, increased susceptibility to terrorist acts or political actions, and general changes in market sentiment towards infrastructure assets.

We may invest in loans.

We may invest in loans and other similar forms of debt. Such forms of indebtedness are different from traditional debt securities in that debt securities are part of a large issue of securities to the public and loans and similar debt instruments may not be securities, but could represent a specific commercial loan to a borrower. Loan participations typically represent direct participation, together with other parties, in a loan to a corporate borrower, and generally are offered by banks or other financial institutions or lending syndicates. We could, from time to time, participate in such syndications, or buy part of a loan, becoming a part lender. When purchasing indebtedness and loan participations, we assume the credit risk associated with the corporate borrower and could assume the credit risk associated with an interposed bank or other financial intermediary. Members of a syndicate in which we participate can have different and sometimes superior rights to ours. Where we invest as a sub-participant in syndicated debt, it could be subject to certain risks as a result of having no direct contractual relationship with the underlying borrower. As a result, we will generally be dependent on the lender to enforce its rights and obligations under the loan arrangements in the event of a default by the underlying borrower and will generally not have any direct rights against the underlying borrower, any direct rights in the collateral, if any, securing such borrowing, or any right to deal directly with such borrower. The lender will, in general, retain the right to determine whether remedies provided for in the underlying loan arrangement will be exercised, or waived. In the event that we enter into such an arrangement, there can be no assurance that our ability to realize upon a participation will not be interrupted or impaired in the event of the bankruptcy or insolvency of any of the borrower or the lender or that in such circumstances, we will benefit from any set-off between the lender and the borrower. Successful claims by third parties arising from these and other risks could be borne by us.

Additionally, the Company may, either directly or through another entity, also use loans or other indebtedness to finance specific acquisitions of indebtedness or equity of portfolio companies, which loans or indebtedness may be secured by the assets of the borrowing entity and/or a pledge of the equity interests in such borrowing entity. To the extent the borrowers of the indebtedness we acquire fail to make payments in accordance with the terms of such indebtedness, the Company may not have sufficient funds to repay its loans or indebtedness incurred to acquire such indebtedness.

In addition, we may invest in bank loans and participations. These obligations are subject to unique risks, including: (i) the possible invalidation of a loan as a “fraudulent conveyance” under relevant creditors’ rights laws; (ii) so-called “lender liability” claims by the issuer of the obligations (as described below); (iii) environmental liabilities that may arise with respect to collateral securing the obligations; (iv) material adverse consequences resulting from participating in such instruments with other institutions with lower credit quality; and (v) limitations on our ability to enforce its rights directly with respect to participations. In analyzing each bank loan or participation, we compare the relative significance of the risks against the expected benefits. Successful claims by third parties can materially and adversely impact us and our business and results of operations.

There could be less readily available and reliable information about most bank loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act, or registered under the Exchange Act. As a result, we will rely primarily on our own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we will be particularly dependent on our analytical abilities in assessing each potential acquisition.

In general, the secondary trading market for bank loans is not fully developed. No active trading market may exist for certain senior secured loans, which could make it difficult to value them. Illiquidity and adverse market conditions could mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them could be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.

In the past, a number of judicial decisions in the United States have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories (collectively termed, “lender liability”). Generally, lender liability is founded upon the premise that an institutional lender has violated a duty (whether implied or contractual) of good faith and fair dealing owed to a borrower or has assumed a degree of control over the borrower resulting in a creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. Because of the nature of certain of our businesses, we could be subject to allegations of lender liability.

In addition, under common law principles that in some cases form the basis for lender liability claims, if a lending institution (i) intentionally takes an action that results in the undercapitalization of a borrower to the detriment of other creditors of such borrower, (ii) engages in other inequitable conduct to the detriment of such other creditors, (iii) engages in fraud with respect to, or makes misrepresentations to, such other creditors or (iv) uses its influence as a shareholder to dominate or control a borrower to the detriment of the other creditors of such borrower, a court may elect to subordinate the claim of the offending lending institution to the claims of the disadvantaged creditor or creditors, a remedy called “equitable subordination.” From time to time, we may acquire and hold interests in different parts of the capital structure in the same portfolio company (e.g. a combination of debt, preferred shares and/or ordinary shares). As a result, we could be subject to claims from creditors of an obligor that our interests in debt issued by such obligor should be equitably subordinated.

If we purchase debt instruments of one of our portfolio companies or its affiliates in the secondary market at a discount, (i) a court might require us to disgorge any profit we realize if the opportunity to purchase such instruments at a discount should have been made available to the obligor thereof or (ii) we might be prevented from enforcing our rights against an obligor if it becomes bankrupt.

We may invest in convertible securities.

We may invest in convertible securities, such as bonds, debentures, notes, preferred stocks or other securities that may be converted into, or exchanged for, a specified amount of common stock of the same or different issuer within a particular period of time at a specified price or formula. A convertible security may be subject to redemption at the option of the issuer at a price established in the convertible security’s governing instrument. If a convertible security held by us is called for redemption, it will be required to permit the issuer to redeem the security, convert it into the underlying common stock or sell it to a third party. Any of these actions could have a material adverse effect on our ability to achieve our acquisition objective.

We may be subject to the risk of commercial mortgage-backed securities.

Commercial mortgage-backed securities (“CMBS”) are, generally, securities backed by obligations (including certificates of participation in obligations) that are principally secured by mortgages on real property or interests therein having a multifamily or commercial use, such as regional malls, other retail space, office buildings, industrial or warehouse properties, hotels, nursing homes and senior living centers. CMBS are subject to particular risks, including lack of standardized terms, shorter maturities than residential mortgage loans and payment of all or substantially all of the principal only at maturity rather than regular amortization of principal. Additional risks may be presented by the type and use of a particular commercial property. Special risks are presented by certain property types. Commercial property values and net operating income are subject to volatility, which may result in net operating income becoming insufficient to cover debt service on the related mortgage loan. The repayment of loans secured by income-producing properties is typically dependent upon the successful operation of the related real estate asset rather than upon the liquidation value of the underlying real estate. Furthermore, the net operating income from and value of any commercial property is subject to various risks, including changes in general or local economic conditions and/or specific industry segments; the solvency of the related tenants; declines in real estate values; declines in rental or occupancy rates; increases in interest rates, real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies; acts of God; terrorist threats and attacks; and social unrest, civil disturbances, epidemics and other public crises. Consequently, adverse changes in economic conditions and circumstances are more likely to have a material adverse impact on mortgage-related securities secured by loans on commercial properties than on those secured by loans on residential properties. In addition, commercial lending generally is viewed as exposing the lender to a greater risk of loss than one- to four- family residential lending. Commercial lending, for example, typically involves larger loans to single borrowers or groups of related borrowers than residential one- to four- family mortgage loans.

The exercise of remedies and successful realization of liquidation proceeds relating to CMBS is also highly dependent on the performance of the servicer or special servicer. In many cases, overall control over the special servicing of related underlying mortgage loans will be held by a “directing certificate holder” or a “controlling class representative,” which is appointed by the holders of the most subordinate class of CMBS in such series. We may not have the right to appoint the directing certificate holder. In connection with the servicing of the specially serviced mortgage loans, the related special servicer may, at the direction of the directing certificate holder, take actions with respect to the specially serviced mortgage loans that could materially and adversely affect our interests. There may be a limited number of special servicers available, particularly those that do not have conflicts of interest.

The Manager will value our potential CMBS based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans included in the securitization’s pool of loans, and the estimated impact of these losses on expected future cash flows. The Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that the Manager overestimates the pool level losses relative to the price the Company pays for a particular CMBS, we may experience losses with respect to such CMBS. Credit markets, including the CMBS market, have periodically experienced decreased liquidity on the primary and secondary markets during periods of market volatility. Such market conditions could re-occur and would impact the valuations of our assets and impair our ability to sell such CMBS if we were required to liquidate all or a portion of our CMBS quickly. Additionally, certain securities, such as horizontal or other risk retention holdings in CMBS, may have certain holding periods and other restrictions that would limit our ability to sell such CMBS.

We may be subject to residential mortgage-backed securities risk.

Residential mortgage-backed securities (“RMBS”) are, generally, securities that represent interest in a pool of residential mortgage loans secured by one to four family residential mortgage loans. Our potential holdings of RMBS are subject to the risks of defaults, foreclosure timeline extension, fraud, home price depreciation and unfavorable modification of loan principal amount, interest rate and amortization of principal accompanying the underlying residential mortgage loans. To the extent that assets underlying such holdings of RMBS are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. In the event of defaults on the residential mortgage loans that underlie our potential holdings of RMBS and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our holdings and we may incur a loss on these holdings.

We may also acquire non-agency RMBS, which are backed by residential property but, in contrast to agency RMBS, their principal and interest are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac and, in the case of Ginnie Mae, the U.S. government. In addition, we may hold government mortgage pass-through securities, which represent participation interests in pools of residential mortgage loans purchased from individual lenders by a federal agency or originated by private lenders and guaranteed by a federal agency, including those issued or guaranteed by Ginnie Mae, Fannie Mae and Freddie Mac. Ginnie Mae certificates are direct obligations of the U.S. government and, as such, are backed by the “full faith and credit” of the United States. Fannie Mae is a federally chartered, privately owned corporation and Freddie Mac is a corporate instrumentality of the United States. Fannie Mae and Freddie Mac certificates are not backed by the full faith and credit of the United States but the issuing agency or instrumentality has the right to borrow, to meet its obligations, from an existing line of credit with the U.S. Treasury. The U.S. Treasury has no legal obligation to provide such line of credit and may choose not to do so.

Our holdings of asset-backed securities may involve risks that differ from or are greater than risks associated with other types of instruments.

Pass-through certificates, securitization vehicles or other special purpose entities (collectively, “asset-backed securities”) may be more sensitive to changes in prevailing interest rates than other securities. In addition, prepayment on the underlying assets may have the effect of shortening the weighted average maturity of the portfolio assets of such entities and may lower their return. The asset-backed securities we may hold are also subject to risks associated with their structure and the nature of the underlying assets and the servicing of those assets; for this reason, many of the other risks described herein are relevant to the asset-backed securities to which we may have exposure. There is risk that the underlying debt securities will default and that recovery on repossessed collateral might be unavailable or inadequate to support payments on the underlying investments. Payment of interest and repayment of principal on asset-backed securities, as well as the return associated with an equity investment in an asset-backed security, is largely dependent upon the cash flows generated by the underlying loans or other assets backing the securities. The risks and returns for holders like us in asset-backed securities depend on the tranche in which the holder has an interest. The debt tranche(s) are entitled to receive payment before the equity if the cash flow generated by the underlying assets is insufficient to allow the vehicle to make payments on all of the tranches. The debt tranche(s), therefore, may receive higher credit ratings (if rated) and the equity tranche may be considered more speculative. Many asset-backed securities we may hold may be difficult to value and may be deemed illiquid. Asset-backed securities may have the effect of magnifying our exposure to changes in the value of the underlying assets and may also result in increased volatility in our NAV. This means we may have the potential for greater gains, as well as the potential for greater losses, than if we owned the underlying asset directly. The value of an investment in our Shares may be more volatile and other risks tend to be compounded if and to the extent that we are exposed to asset-backed securities. In the event that the market for asset-backed securities experiences high volatility and a lack of liquidity, the value of many asset-backed securities may decline. Any mishandling of related documentation by a servicer may also affect the rights of the security holders in and to the underlying collateral.

Collateralized bond obligations, collateralized loan obligations and other collateralized debt obligations are subject to additional risk.

We may hold collateralized bond obligations (“CBOs”), collateralized loan obligations (“CLOs”) and other collateralized debt obligations (“CDOs”) and other similarly structured securities. CBOs, CLOs and CDOs are types of asset-backed securities. A CBO is a trust which is often backed by a diversified pool of high risk, below investment grade fixed income securities. A CLO is a trust typically collateralized by a pool of loans, which may include, among others, domestic and foreign senior secured loans, senior unsecured loans and subordinate commercial real estate loans, including loans that may be rated below investment grade or equivalent unrated loans. Other CDOs are trusts backed by other types of assets representing obligations of various parties. CBOs, CLOs and other CDOs may charge management fees and administrative expenses. The risks of holding a CBO, CLO or other CDO depend largely on the type of the collateral securities and the class of the instrument we hold. CBOs, CLOs and other CDOs may carry additional risks including, but are not limited to: (i) the possibility that distributions from collateral securities will not be adequate to make interest or other payments; (ii) the possibility that the quality of the collateral may decline in value or default; (iii) the possibility that holdings of CBOs, CLOs and other CDOs are subordinate to other classes or tranches thereof; and (iv) the complex structure of the security may not be fully understood at the time of acquisition and may produce disputes with the issuer or unexpected results.

Risks Related to Taxation

The Company’s ability to make distributions depends on it receiving sufficient cash distributions from its underlying Operating Subsidiaries, and we cannot assure our shareholders that our Company will be able to make cash distributions to them in amounts that are sufficient to fund their tax liabilities.

In general, a shareholder must include in income its allocable share of our Company’s items of income (including any deemed distributions from any subsidiary which may be treated as a “personal holding company”), gain, loss and deduction for each of our Company’s fiscal years ending with or within such shareholder’s tax year. However, the cash distributed to a shareholder may not be sufficient to pay the full amount of such shareholder’s tax liability in respect of its investment in our Company, because each shareholder’s tax liability depends on such shareholder’s particular tax situation and the tax treatment of the underlying activities or assets of the Company, including any taxes payable by subsidiary entities. If the Company is unable to or decides not to distribute cash in amounts that are sufficient to fund a shareholder’s tax liabilities, each shareholder will still be required to pay income taxes on its share of the Company’s taxable income and will need to fund such liability from other sources.

If the Company or the Operating Subsidiaries were to be treated as a corporation for U.S. federal income tax purposes, the value of our Shares might be materially and adversely affected.

The value of our Shares to shareholders will depend in part on the treatment of the Company and the Operating Subsidiaries as flow-through entities for U.S. federal income tax purposes. However, it is expected that in order for the Company to be treated as a partnership for U.S. federal income tax purposes, under present law, 90% or more of the Company’s gross income for every taxable year will have to consist of “qualifying income,” as defined in Section 7704 of the Code, and the Company must not be required to register, if it were a U.S. corporation, as an investment company under the Investment Company Act and related rules. Although the Company intends to operate in a manner such that it will not need to be registered as an investment company if it were a corporation and so that it will meet the 90% test described above in each taxable year, the Company may not meet these requirements, or current law may change so as to cause, in either event, the Company to be treated as a corporation for U.S. federal income tax purposes. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, adverse U.S. federal income tax consequences could result for the shareholders and the Company.

If we are required to register as an investment company under the Investment Company Act, we may be treated as a publicly traded partnership that is subject to corporate income taxes.

If the Company were deemed to be an investment company under the Investment Company Act, it may be subject to taxation as a corporation for U.S. federal income tax purposes, and such treatment could materially and adversely affect the value of its Shares.

Changes in tax laws related to partnerships and the “qualifying income” exception under the “publicly traded partnership” provisions may have a material adverse effect on the Company’s qualification as a partnership for U.S. federal income tax purposes.

The Company intends to operate in a manner to enable it to be taxable as a partnership for U.S. federal income tax purposes, and intends to rely on the “qualifying income” exception to treatment as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes (including by causing the Company to hold all or a significant portion of its investments indirectly through one or more non-U.S. entities treated as corporations for U.S. federal income tax purposes (each, a “Non-U.S. Holding Corporation”)). The tax rules governing partnerships, publicly traded partnerships, and the “qualifying income exception” are complex and subject to change. Given the highly complex nature of the rules governing partnerships, the ongoing importance of factual determinations, the lack of direct guidance with respect to the application of tax laws to the activities we are undertaking and the possibility of future changes in its circumstances, it is possible that we will not so qualify for any particular year. If the Company were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for the shareholders and the Company.

The Company structure involves complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. The tax characterization of the Company structure is also subject to potential legislative, judicial, or administrative change and differing interpretations, possibly on a retroactive basis.

The U.S. federal income tax treatment of shareholders depends in some instances on determinations of fact and interpretations of complex provisions of U.S. federal income tax law for which no clear precedent or authority may be available. Shareholders should be aware that the U.S. federal income tax rules, particularly those applicable to partnerships, are constantly under review by the Congressional tax-writing committees and other persons involved in the legislative process, the IRS, the Treasury Department and the courts, frequently resulting in changes which could materially and adversely affect the value of the Shares or cause the Company to change the way it conducts its activities. For example, changes to the U.S. federal tax laws and interpretations thereof could make it more difficult or impossible for the Company to be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, change the character or treatment of portions of the Company’s income, reduce the net amount of distributions available to shareholders, or otherwise affect the tax considerations of owning Shares. If the Company (or the Operating Subsidiaries) were treated as a corporation for U.S. federal income tax purposes, material adverse U.S. federal income tax consequences could result for the shareholders and the Company.

To meet U.S. federal income tax and other objectives, the Company expects to hold a significant portion of its interests in any Operating Subsidiaries through, and/or cause its Operating Subsidiaries to invest through, one or more U.S. Holding Corporations or Non-U.S. Holding Corporations, and any such Non-U.S. Holding Corporation may be subject to corporate income tax or be classified as PFICs or CFCs.

The Company expects to structure substantially all of its acquisitions, including U.S. portfolio companies, and/or to hold a significant portion of its interests in its Operating Subsidiaries, through one or more U.S. Holding Corporations or Non-U.S. Holding Corporations or U.S. entities treated as corporations for U.S. federal income tax purposes (“U.S. Holding Corporations”). Such acquisitions will be structured generally to ensure that the Company is classified as a partnership and not a publicly traded partnership taxable as a corporation, to avoid generating UBTI, and to provide simplified tax reporting for shareholders. No assurances can be provided that the Company’s structures will achieve their intended results. Such Non-U.S. Holding Corporations may be subject to corporate income tax. Consequently, items of income, gain, loss, deduction, or credit realized in the first instance by the portfolio companies will not flow, for U.S. federal income tax purposes, directly to the Company or shareholders, and any such income or gain may be subject to a corporate income tax, in the United States or other jurisdictions, at the level of such Non-U.S. Holding Corporation. Any such additional taxes may materially and adversely affect the Company’s ability to maximize its cash flow and returns to investors.

In addition, any such Non-U.S. Holding Corporation is likely to be considered a passive foreign investment company (“PFIC”) and a “controlled foreign corporation” (“CFC”), which may result in additional income tax reporting or payment obligations. Because shareholders may be located in numerous taxing jurisdictions and subject to different tax rules, no assurance can be given that any such structure will benefit all shareholders to the same extent, including any structures or acquisitions utilizing leverage. Any such structure may result in additional indirect tax liabilities for certain shareholders.

The Company may invest through any non-U.S. subsidiaries classified as PFICs, which could result in adverse U.S. federal income tax consequences for U.S. shareholders.

The Company may, in addition to any Non-U.S. Holding Corporations, invest directly or indirectly in other non-U.S. corporations treated as PFICs. In general, a non-U.S. corporation will be treated as a PFIC if at least (i) 75% of its gross income is classified as “passive income” or (ii) 50% of the average quarterly value of its assets produce or are held for the production of passive income. Dividends and gain derived by a U.S. shareholder from a PFIC are apportioned over the U.S. shareholder’s holding period for its PFIC investment and subject to tax (in the year such income is recognized) at the highest rate of taxation on ordinary income for the applicable years. In addition, a U.S. shareholder is required to pay interest on tax apportioned to prior years. The foregoing treatment will not apply if the Company makes a “qualified electing fund” election with respect to a PFIC, but in such case, U.S. shareholders would be required to include in its taxable income for US federal income tax purposes their allocable share of the PFIC’s ordinary income and gain each year. Recently proposed Treasury Regulations, if finalized, would require that U.S. shareholders, rather than the Company, make the election to treat their share of the Company’s interest in a PFIC as a “qualified electing fund” (“QEF Election”). These proposed regulations would generally apply prospectively to taxable years beginning on or after the date the proposed regulations are finalized. There can be no assurance that the Company will be able to receive or otherwise supply U.S. shareholders with information necessary for the Company or U.S. shareholders, as applicable, to make a QEF Election with respect to any PFIC directly or indirectly held by the Company. Regardless of whether a QEF Election is made, a U.S. shareholder will generally be required to file an annual report with the IRS with respect to any direct or indirect investment in a PFIC.

Tax-exempt organizations may face certain material adverse U.S. tax consequences from owning Shares if the Company generates UBTI.

The Company anticipates that any operating assets held by the Company will be held through entities that are treated as corporations for U.S. federal income tax purposes (including one or more Non-U.S. Holding Corporations) to avoid generating income connected with the conduct of a trade or business (which income generally would constitute UBTI to the extent allocated to a tax-exempt organization, including a tax-exempt account). However, neither the Company, nor the Operating Subsidiaries, are prohibited from incurring indebtedness, and no assurance can be provided that the Company will not generate UBTI. In particular, UBTI includes income attributable to debt-financed property, and the Company is not prohibited from financing the acquisition of property with debt.

If the Company were engaged in a U.S. trade or business, non-U.S. persons would face certain material adverse U.S. tax consequences from owning Shares.

The Company will use commercially reasonable efforts to structure the activities of the Company and the Operating Subsidiaries to avoid generating income treated as effectively connected with a U.S. trade or business, other than with respect to entities classified as United States real property holding corporations (“USRPHCs”). If notwithstanding such intention, the Company were deemed to be engaged in a U.S. trade or business, beneficial owners of one or more Shares acquired pursuant to the Private Offering, other than (a) beneficial owners of one or more Shares acquired pursuant to the Private Offering that is for U.S. federal tax purposes: (i) an individual citizen or resident of the United States; (ii) a corporation (or other entity treated as a corporation for U.S. federal income tax purposes) created or organized in or under the laws of the United States, any state thereof or the District of Columbia; (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (iv) a trust (x) that is subject to the primary supervision of a court within the United States and all substantial decisions of which one or more U.S. persons have the authority to control or (y) that has a valid election in effect under applicable regulations promulgated under the Code to be treated as a U.S. person or (b) entities classified as partnerships or other fiscally transparent entities for U.S. federal tax purposes (“Non-U.S. Holders”) generally would be required to file U.S. federal income tax returns and could be subject to U.S. federal withholding tax at the highest marginal U.S. federal income tax rates applicable to ordinary income. In addition, gain or loss from the sale of Shares by a Non-U.S. Holder would be treated as effectively connected with such trade or business (including to the extent of USRPHCs held by the Company) to the extent that such Non-U.S. Holder would have had effectively connected gain or loss had the Company sold all of its assets at their fair market value as of the date of such sale. In such case, any such effectively connected gain generally would be taxable at the regular graduated U.S. federal income tax rates, and the amount realized from such sale generally would be subject to U.S. federal withholding tax.

The Company’s delivery of required tax information for a taxable year may be subject to delay, which could require a shareholder who is a U.S. taxpayer to request an extension of the due date for such shareholder’s income tax return.

The Company intends to provide U.S. tax information (including IRS Schedule K-1 information needed to determine a shareholder’s allocable share of our partnership’s income, gain, losses, and deductions) 75 days after the close of each calendar year. However, providing this U.S. tax information to shareholders will be subject to delay in the event of, among other reasons, the late receipt of any necessary tax information from lower-tier entities. It is therefore possible that, in any taxable year, a shareholder will need to apply for an extension of time to file such shareholder’s tax returns.

The U.S. Internal Revenue Service may not agree with certain assumptions and conventions that the Company uses in order to comply with applicable U.S. federal income tax laws or that the Company uses to report income, gain, loss, deduction, and credit to shareholders.

The Company will apply certain assumptions and conventions in order to comply with applicable tax laws and to report income, gain, deduction, loss, and credit to shareholders in a manner that reflects such shareholders’ beneficial ownership of the Company, taking into account variation in ownership interests during each taxable year. However, these assumptions and conventions may not be in compliance with all aspects of the applicable tax requirements. A successful IRS challenge to such assumptions or conventions could materially and adversely affect the amount of tax benefits available to shareholders and could require that items of income, gain, deduction, loss, or credit, including interest deductions, be adjusted, reallocated or disallowed in a manner that materially and adversely affects our shareholders.

If the IRS makes an audit adjustment to the Company’s income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from us, in which case cash available for distribution to shareholders might be substantially reduced.

If the IRS makes an audit adjustment to the Company’s income tax returns, it may assess and collect any taxes (including penalties and interest) resulting from such audit adjustment directly from the Company instead of shareholders. We may be permitted to elect to have shareholders take such audit adjustment into account in accordance with their interests in the Company during the taxable year under audit. However, there can be no assurance that we will choose to make such election or that it will be available in all circumstances. If we do not make the election, and we pay taxes, penalties, or interest as a result of an audit adjustment, then cash available for distribution to shareholders might be substantially reduced. As a result, current shareholders might bear some or all of the cost of the tax liability resulting from such audit adjustment, even if the current shareholders did not own Shares during the taxable year under audit.

Under the Foreign Account Tax Compliance Act of 2010 “FATCA”, certain payments made or received by the Company may be subject to a 30% federal withholding tax, unless certain requirements are met.

Under FATCA, a 30% withholding tax may apply to certain distributions made by the Company to a shareholder, unless certain requirements are met. To ensure compliance with FATCA, information regarding certain shareholders’ ownership of Shares may be reported to the IRS or to a non-U.S. governmental authority. Shareholders should consult their own tax advisers regarding the consequences under FATCA of an investment in Shares.

The Company and/or its shareholders may be subject to material adverse tax consequences to the extent the activities of the Company and/or the Manager are deemed to create a permanent establishment in a foreign jurisdiction.

The Company and/or its shareholders could become subject to unforeseen taxation in any jurisdiction in which the Company operates, is managed, is advised, is promoted or makes acquisitions. While it is intended that the activities of the Company and the Manager should not create a permanent establishment or other form of taxable presence of the Company in any jurisdiction in which the Company or the Manager operates or invests, there is a risk that the relevant tax authorities in one or more of such jurisdictions could take a contrary view. If for any reason the Company is held to have a permanent establishment or other such presence in any such jurisdiction, the Company and/or its shareholders could be subject to significant taxation in such. In addition, taxes incurred in such jurisdictions by the Company may not be creditable or deductible by the Company or its shareholders in their respective jurisdictions.

Base erosion and profit shifting measures being adopted by EU Member States may materially impact how returns to shareholders are taxed and may give rise to additional reporting and disclosure obligations for shareholders.

The Organization for Economic Co-operation and Development, together with the G20 countries, has committed to reduce perceived abusive global tax avoidance, referred to as base erosion and profit shifting (“BEPS”). As part of this commitment, an action plan has been developed to address BEPS with the aim of securing revenue by realigning taxation with economic activities and value creation by creating a single set of consensus based international tax rules. As part of the BEPS project, new rules dealing with the operation of double tax treaties, the definition of permanent establishments, interest deductibility and how hybrid instruments are taxed were introduced. To support the national implementation of BEPS in the EU, the EU Council has adopted an Anti-Tax Avoidance Directive (“ATAD I”) of July 12, 2016 and an amendment thereto of May 29, 2017 (“ATAD II” and, together with ATAD I, “ATAD I/II”) that address many of these issues. The measures included in the Anti-Tax Avoidance Directive have been implemented into the national law of each EU Member State, which Luxembourg has done.

ATAD I/II may have a material impact on how returns to shareholders are taxed. ATAD I/II may also give rise to additional reporting and disclosure obligations for shareholders and may also result in EQT implementing strategies which may not be optimal for one or more shareholders.

ATAD I/II covers, inter alia, hybrid mismatches resulting from the different characterization of a financial instrument or an entity. The ATAD I/II anti-hybrid rules only apply within the context of a structured arrangement (see below) or between associated enterprises. The controlled foreign company rules prescribed by the ATAD I were introduced in the Luxembourg Income Tax Law as from fiscal years starting on or after 1 January 2019. The Luxembourg controlled foreign company rules target non-distributed income of controlled foreign companies arising from non-genuine arrangements which have been put in place for the essential purpose of obtaining a tax advantage.

Pursuant to ATAD II, Luxembourg has a “reverse hybrid rule” which is applicable as from tax year 2022. Luxembourg’s adaptation of this law provides that a Luxembourg transparent entity can be recharacterized as being subject to Luxembourg corporate income tax. Luxembourg transparent partnerships should become liable to corporate income tax in relation to their net income to the extent that such income is not otherwise taxed under the Luxembourg domestic tax law or the laws of any other jurisdictions, provided one or more associated non-resident entities holding in aggregate a direct or indirect interest in 50% or more of the voting rights, capital interests or rights to a share of profit in the Luxembourg partnership are established in a jurisdiction that considers the Luxembourg partnership as a taxable person and such investors are not taxed on their share of the Luxembourg partnership’s income in their jurisdiction(s) of tax residence because of the (reverse) hybrid mismatch (as opposed to other reasons, such as having a tax-exempt status).

However, there is an exception to this reverse hybrid rule, which applies when the transparent entity is a “collective investment vehicle,” which is defined as an investment fund that is widely held, holds a diversified portfolio, and is subject to investor protection regulation in Luxembourg.

A structured arrangement means an arrangement involving a hybrid mismatch where the mismatch outcome is priced into the terms of the arrangement or an arrangement that has been designed to produce a hybrid mismatch outcome. However, there is no structured arrangement in case the taxpayer or an associated enterprise could not reasonably have been expected to be aware of the hybrid mismatch and did not share in the value of the tax benefit resulting from the hybrid mismatch.

On December 22, 2021, the European Commission published a legislative proposal for a new EU Directive setting out rules aimed at tackling the abusive use of so-called ‘shell companies’ (“ATAD III Proposal”). The ATAD III Proposal draft aims at introducing an EU-wide substance test facilitating identification of undertakings that are engaged in an economic activity but which do not have minimal substance and, in the view of the Commission, are misused for the purpose of obtaining tax advantages (shell companies). Initially, the Commission proposed that the Member States shall transpose the ATAD III Proposal into their national laws by June 30, 2023 for the rules to come into effect as of January 1, 2024, but the entry into force was postponed.

Furthermore, another legislative proposal by the European Commission was published on 22 December 2021 for a Directive setting forth rules to ensure a global minimum level of taxation for multinational groups (“Pillar Two”). The Pillar Two aims at implementing among all 27 Member States the Model Rules published on December 20, 2021, that are consistent with the agreement reached by Inclusive Framework on BEPS on October 8, 2021 and include an Income Inclusion Rule (“IIR”) and an Under Taxed Profit Rule (“UTPR”). In addition, Pillar Two makes use of an option contemplated by the Inclusive Framework whereby the Member State of a constituent entity applying the IIR is required to ensure effective taxation at the minimum agreed level not only for foreign subsidiaries but also for all constituent entities resident in that Member State. The agreed Pillar Two design also includes the Subject to Tax Rule, which is to be implemented through bilateral tax treaties and is not included in Pillar Two. The Commission proposed that the Member States shall transpose Pillar Two into their national laws by December 31, 2023 for the rules to come into effect as of January 1, 2024, with the exception of the UTPR, for which the application will be deferred to January 1, 2025.

Mandatory disclosure requirements under DAC 6 could lead to filing requirements for shareholders in the Company with relevant EU authorities.

On May 25, 2018, the EU Council adopted a directive (2018/822 amending Directive 2011/16/EU as regards mandatory automatic exchange of information in the field of taxation) (“DAC6”) that imposes mandatory disclosure requirements for certain EU cross-border tax arrangements which satisfy certain “hallmarks” provided for in DAC6 and which may have a tax advantage as the main or expected benefit (the “Reportable Arrangements”). In the case of a Reportable Arrangement, the information that must be reported includes the name of all relevant taxpayers and intermediaries as well as an outline of the Reportable Arrangement, the value of the Reportable Arrangement and identification of any Member States likely to be concerned by the Reportable Arrangement. The reporting obligation in principle rests with persons that design, market or organize the Reportable Arrangement and professional advisors (intermediaries). However, in certain cases, the taxpayer itself can be subject to the reporting obligation. The information reported will be automatically exchanged between the tax authorities of all EU Member States.

DAC6 was transposed into Luxembourg domestic legislation by the law of March 25, 2020 (the “DAC6 Law”) and is applicable as from July 1, 2020. The first reporting on DAC6 started on July 1, 2020 at which point Reportable Arrangements must be reported within 30 days. In light of the broad scope of DAC6 and DAC6 Law, transactions carried out by the Company may fall within the scope of DAC6 and DAC6 Law and thus be reportable.

Prospective investors should consult their own tax advisors regarding all aspects of the implementation of these laws and directives as it affects their particular circumstances.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

Risk Management and Strategy

As an externally managed company, our day-to-day operations are managed by our Manager and our executive officers under the oversight of our board of directors. We rely on IT systems, data hosting and other hardware and software platforms which are hosted by EQT, the parent company of our Manager. As such, we are reliant on EQT for assessing, identifying and managing cybersecurity risk as part of its and our overall risk management framework.

Cybersecurity risk is an important and continuously evolving focus for us, EQT, and EQT’s affiliates. EQT maintains a cybersecurity program as part of its and our risk management framework, including policies and procedures designed to protect its systems, operations, and the data utilized and entrusted to it, including by EQIC, from anticipated threats or hazards. EQT utilizes a variety of protective measures as a part of its and our cybersecurity program. These measures include:

•

Risk Identification: EQT utilizes a combination of internal processes and third-party services to identify potential information security vulnerabilities and threats. This includes threat intelligence, vulnerability management and various security assessments.

•

Risk Assessment: Identified risks are assessed and ranked on at least an annual basis using a likelihood and impact assessment as part of EQT’s enterprise risk framework. In addition, the security team has an information security risk management process in place, through which risks are continuously assessed, managed and reported upon.

•

Risk Management: Risks are managed based on their severity in relation to the established risk appetite. EQT has in place several risk-mitigating controls, blending preventative, detective, and reactive measures with an emphasis on identity verification, least privilege, micro-segmentation, and a strong security culture. To this foundation, EQT adds critical components like data protection endpoint security, secure configurations, advanced monitoring and threat detection, robust incident and business continuity plans for effective response. EQT continuously modifies its controls in line with its and our current risk landscape.

•

Incident Management: EQT has implemented a security incident response plan for prompt and effective handling of cyber incidents. This plan is executed by a tiered response team: a 24/7 Security Operations Center serves as the first line of defense, followed by EQT’s internal security team as the second tier, and an expert incident response and forensics firm as the third. Additional support from external legal counsel is available when necessary. The strategy ensures collaboration with key functions like Risk, Regulatory & Compliance, Corporate Legal and Communications. Detailed playbooks within the plan outline specific actions for various security incident types. At the corporate level, an incident reporting and management process involves EQT’s Chief Information Security Officer (“CISO”). Should an incident pertain to cybersecurity, it activates the security incident response plan.

•

IT General Controls (“ITGCs”): EQT has implemented an ITGC framework to ensure the integrity and security of its systems. This framework ensures that access to systems is appropriately granted, monitored and maintained. It also ensures that changes to systems are reviewed, approved and implemented in a controlled manner. Additionally, the framework encompasses other critical security measures including data backup procedures and ongoing monitoring to safeguard operations.

•

Ongoing Testing: EQT’s comprehensive program encompasses a range of measures and enterprise-level drills. This includes conducting phishing test campaigns, mandatory annual training, annual penetration tests, and disaster recovery tests to ensure EQT’s systems resilience. At the enterprise level, EQT also holds an annual tabletop exercise for EQT’s core and extended crisis management teams, simulating various hypothetical scenarios to assess our preparedness and response strategies.

EQT’s technology systems and those of its, the Manager’s and our third-party service providers are vital for sustaining our operations and strategic initiatives. To manage the risks inherent in these vendor relationships effectively, EQT has established a series of processes. EQT and the Manager engage only with third parties that align with our stringent cybersecurity standards, demanding that these providers demonstrate strong capabilities in key areas such as data protection, incident preparedness, continuity, and vendor risk management. Adopting a risk-based strategy allows EQT to prioritize its efforts, focusing on the most critical vendors to ensure its attention is directed where it is most needed. In regards to EQT’s most critical vendors, EQT requires substantial and credible third-party assurances, such as Service Organization Control Type 2 certifications (“SOC 2”) and International Organization for Standardization (“ISO”) certifications, ensuring they meet its high cybersecurity standards.

Further, the contracts for EQIC, the Manager and EQT include stringent data protection and liability clauses in the event of a breach.

Governance and Oversight

EQT’s cybersecurity governance structure is led by the CISO, responsible for EQT’s cybersecurity program. The CISO has 15 years of experience working with cybersecurity, business continuity, risk management and technology across several industries and holds a Master and a Bachelor of Computer Science and Engineering. The CISO heads the Security and Platform Engineering Team (“SPET”) of dedicated information security professionals and platform engineers, concentrating on the security and stability of the technical platform. SPET collaborates closely with other technology teams, such as the EQT information technology operations team. The CISO reports to the Information Security Steering Committee (the “Steering Committee”), comprised of select Executive Committee members of EQT. The Steering Committee receives quarterly updates from the CISO. Furthermore, the CISO also reports annually to EQT’s Audit Committee and twice a year to a member of EQT’s board appointed to oversee cybersecurity risk. In addition, the Group Risk Function reports to the Risk Committee at least three times per year.

At the EQIC level, oversight of cybersecurity is the responsibility of our Board, receiving at least annual updates on EQT’s cybersecurity program and receiving prompt notice regarding any material cybersecurity incidents that are relevant to EQIC, as well as ongoing updates regarding such incidents. EQT’s cybersecurity program and processes also provide incident escalation to our Chief Financial Officer for any security incidents that meet pre-established reporting thresholds. EQIC’s Chief Financial Officer determines if any cybersecurity events have taken place at the EQIC level and assesses whether those events are material to EQIC based on quantitative and qualitative criteria determined by EQIC’s management, supported by external advisors. When determining the materiality of a cybersecurity event, EQIC considers the actual and potential impact on the EQIC operations, strategy, performance, cash flows and financial condition. EQIC adheres to EQT’s Incident Handling Playbook and employee awareness training requirements.

Both EQT and our Manager remain committed to adopting the highest cybersecurity standards and practices, continuously enhancing their cybersecurity capabilities, and prioritizing the safeguarding of company and customer data from potential threats. In the last fiscal year, EQT and EQIC have not experienced any cybersecurity incidents, that have materially affected us or are reasonably likely to have materially affected our operations, strategy, performance, cash flows or financial health. See “Item 1A. Risk Factors—Risks Related to Our Business—Cybersecurity risks could result in the loss of data, interruptions in our business and damage to our reputation, and subject us to regulatory actions, increased costs and financial losses, each of which could have a material adverse effect on our business and results of operations.”

Item 2.	Properties.

Our corporate headquarters are located at 1114 Avenue of the Americas, 45th Floor, New York, NY 10036, and are provided by the Manager. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3.	Legal Proceedings.

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2024, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

The Company’s Class I Shares, Class S Shares, Class E Shares, Class Q Shares, Class T Shares and Class H Shares are not listed on any recognized securities exchange and there is no established public trading market for the Shares. On June 20, 2024, the Company issued 40 Class Q Shares to EQT AB Group, an affiliate of the Manager, for an aggregate offering price of $1,000. No Class I Shares, Class S Shares, Class E Shares, Class T Shares and Class H Shares have been issued as of March 31, 2025. See “Item 1. Business—Net Asset Value” for a description of how the Manager will determine the Company’s transactional net asset value for its Shares.

Holders

As of December 31, 2024, the Company has issued 40 Class Q Shares to EQT AB Group, an affiliate of the Manager.

Sales of Unregistered Securities

On June 20, 2024, through EQT Holdings AB, EQT AB Group purchased 40 Class Q Shares to facilitate the acquisition of the Company’s initial assets. EQT AB Group currently holds all of the outstanding Class Q Shares issued by the Company. These Shares were issued and sold in reliance upon the available exemptions from registration under the Securities Act pursuant to Section 4(a)(2) thereunder.

Issuer Purchases of Equity Securities

For the quarter ended December 31, 2024, the Company did not repurchase any Shares.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed to acquire, own and control Joint Ventures and portfolio companies globally. We are a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures formed between us and other sources of capital. We have not yet commenced commercial operations.

We will own and control Joint Ventures that, directly or indirectly, own majority and/or primarily controlling stakes in portfolio companies that are primarily operating in the infrastructure space, and to a lesser extent, Joint Ventures that own influential yet non-majority stakes in portfolio companies that are primarily operating in the infrastructure space. We anticipate owning and controlling portfolio companies through Joint Ventures organized in the geographies and sectors where EQT is active, currently including North America, Europe and Asia Pacific, and in sectors such as healthcare, technology and business services. The geographies and sectors in which EQT is active (and in which the Company may therefore acquire portfolio companies) may evolve over time. Over time, we expect to own a portfolio that consists primarily of controlled portfolio companies that generate attractive risk-adjusted returns. We intend to fund these acquisitions using proceeds raised from the continuous offering of our securities and distributions from existing portfolio companies, and eventually by opportunistically recycling capital generated from dispositions of portfolio companies.

We expect that we will own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through Operating Subsidiaries. In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. For a detailed description of the types of portfolio companies we initially intend to acquire, see “—Acquisition Strategies.” We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Venture will vary from acquisition to acquisition.

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets (see “Item 1. Business—Acquisition Strategies—EQT Business Lines.”) and that the balance of our assets, approximately 20%, will consist of the Liquidity Portfolio. We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan. These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Business—We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations.”

Results of Operations

As of December 31, 2024, we were in our organizational period and had not commenced significant operations. We are dependent upon the proceeds from our continuous private offering in order to conduct our business. We intend to acquire portfolio companies with the capital received from our continuous private offering and any indebtedness that we may incur in connection with our such activities.

From August 28, 2024 (date of our formation) through December 31, 2024, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 19, 2024.

We incurred organization costs of $2,070,985 during the period from June 20, 2024 (date of formation) through December 31, 2024. The organization costs incurred will be reimbursed to the Manager or its affiliates by the Company. Such costs represent legal, accounting, and other corporate services. Such amounts are subject to the Expense Limitation and Reimbursement Agreement.

Revenues

We plan to generate revenues primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

Expenses

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company.

The Management Fee is payable monthly in arrears in an amount equal to 1.25% per annum of the month-end net asset value (“NAV”) attributable to Class I Shares, Class S Shares and Class E Shares before giving effect to any accruals for the Management Fee, the servicing fee (the “Servicing Fee”), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “—Company Expenses” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” The Management Fee will be offset by certain fees and expenses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset.”

Performance Allocation

EQT AB Group will be allocated the Performance Allocation equal to 12.5% of the Total Return attributable to Investor Shares subject to the Hurdle Amount and a High Water Mark, with a 100% Catch-Up. Such allocation will be measured and allocated or paid annually (excluding the initial Reference Period, which will be measured and allocated or paid at the end of the initial Reference Period) and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares. Specifically, promptly following the end of each Reference Period (and at the other times described herein), EQT AB Group is allocated a Performance Allocation in an amount equal to:

•

First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, “Excess Profits”), 100% of such Excess Profits until the total amount allocated to EQT AB Group equals 12.5% of the sum of (a) the Hurdle Amount for that period and (b) any amount allocated to EQT AB Group pursuant to this clause (any such amount, the “Catch-Up”); and

•	Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.

EQT AB Group will also be allocated a Performance Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Allocation. Such Performance Allocation is calculated based on the Company’s transactional NAV, which is the price at which the Company sells and repurchases its Shares.

EQT AB Group may elect to receive the Performance Allocation in cash and/or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our share repurchase plan.

“Total Return” for any period since the end of the prior Reference Period shall equal the sum of:

(i)	all distributions accrued or paid (without duplication) on Investor Shares outstanding at the end of such period since the beginning of the then-current Reference Period; plus

(ii)

the change in aggregate NAV of such Investor Shares since the beginning of the Reference Period before giving effect to (a) changes resulting solely from the proceeds of issuances of the Investor Shares, (b) any allocation/accrual to the Performance Allocation and (c) applicable expenses for the Servicing Fee (including any payments made to the Company for payment of such expenses).

For the avoidance of doubt, the calculation of Total Return will (i) include any appreciation or depreciation in the NAV of Investor Shares issued during the then-current Reference Period, (ii) treat any withholding tax on distributions paid by or received by the Company as part of the distributions accrued or paid on Investor Shares, (iii) exclude the proceeds from the initial issuance of such Shares and (iv) exclude any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager.

“Hurdle Amount” for any period during a Reference Period means that amount that results in a 5.0% annualized internal rate of return on the NAV of the Investor Shares outstanding at the beginning of the then-current Reference Period and all Investor Shares issued since the beginning of the then-current Reference Period, calculated in accordance with recognized industry practices and taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such Shares but excluding applicable expenses for the Servicing Fee.

The ending NAV of Investor Shares used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual to the Performance Allocation and applicable expenses for the Servicing Fee. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Investor Shares repurchased during such period, which shares will be subject to the Performance Allocation upon repurchase as described above.

Except as described in the definition of “Loss Carryforward Amount” herein, any amount by which the Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.

EQT AB Group will not be obligated to return any portion of the Performance Allocation paid due to the subsequent performance of the Company.

“Loss Carryforward Amount” shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return; provided, that the Loss Carryforward Amount shall at no time be less than zero; and provided further, that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Investor Shares repurchased during the applicable Reference Period, which Shares will be subject to the Performance Allocation upon repurchase as described above. For the avoidance of doubt, with respect to Shares repurchased during the applicable Reference Period, the Loss Carryforward Amount shall not include amounts that would have been attributable to such repurchased Shares had such Shares not been repurchased during the applicable Reference Period. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Performance Allocation. This is referred to as a “High Water Mark.”

“Reference Period” means the applicable year beginning on January 1 and ending on December 31 of the same year; provided, that the initial Reference Period shall be the period from the date of our Initial Offering to December 31, 2025.

Solely for illustrative purposes, the following sets forth an example of how the Performance Allocation would be calculated for a hypothetical calendar year Reference Period during which (i) the change in aggregate NAV of investor Shares was $29,000,000 (which includes the effect of the reduction in NAV of $1,000,000 of Servicing Fees), (ii) no distributions were made on any class of Shares, (iii) no Shares were issued or repurchased, (iv) there was no applicable Loss Carryforward Amount and (v) the amount that resulted in a 5.0% annualized internal rate of return on the NAV of the Investor Shares, but excluding the expenses for the Servicing Fee, was $15,000,000. In this scenario, the “Hurdle Amount” is $15,000,000 and the “Total Return” is $30,000,000. The Performance Allocation payable would be 12.5% of $15,000,000, or $1,875,000 in respect of such hypothetical calendar year Reference Period.

Servicing Fee

The Company will pay the Dealer-Manager ongoing Servicing Fees as set forth under “Item 1. Business—Private Offering of Shares,” as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares or the EQT AB Group Shares will incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

Administration

We entered into an administration agreement with an administrator (the “Administrator”) pursuant to which the Administrator will be responsible for generally performing administrative services of the Company. We anticipate that pursuant to the administration agreement, the Administrator will be entitled to receive a monthly fee based on the monthly value of the Company’s net assets, subject to a minimum annual fee, plus out-of-pocket expenses and volume-based fees for periodic or ad-hoc services.

Organizational and Offering Expenses

The Company will reimburse the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annual “Specified Expenses” do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

Expense Limitation and Reimbursement Agreement

We have entered into the Expense Limitation Agreement, pursuant to which the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2026, so that, for any fiscal year, the Company’s annual “Specified Expenses” do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to March 31, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company agrees that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.

Company Expenses

The Company will bear all fees, costs, expenses and liabilities, together with any relevant taxes, if any, incurred by the Company or fairly allocable to the Company, including relating to the Company’s: (i) operation, management, maintenance and administration; (ii) acquisition-related activities (including researching, sourcing, negotiating, acquiring, holding and disposing of actual and potential portfolio companies and other assets); and (iii) to the extent applicable, termination and winding-up, including in each case its attributable share (directly or indirectly) of any such fees, costs, expenses liabilities and taxes (if any) related to the Company, any aggregator and any other holding vehicles or similar holding structures utilized from time to time (directly or indirectly) by the Company in connection with one or more acquisitions or assets. Such fees, costs, expenses and liabilities (including any relevant taxes) will include fees, costs, expenses and liabilities:

(a)

as an acquirer (directly or indirectly) of portfolio companies and other assets, of identifying, investigating (and conducting diligence with respect to), evaluating, structuring, negotiating, consummating, holding, managing, monitoring, maintaining, financing, refinancing, hedging or selling potential and actual portfolio companies and assets, including brokerage commissions, clearing and settlement charges, investment banking fees, bank charges, placement, underwriting, syndication and solicitation fees, arranger fees, sales commissions and other acquisition, execution, closing and administrative fees, costs and expenses, (which may include extraordinary expenses related to the Company or such acquisition (including fees, costs and expenses classified as extraordinary expenses under generally accepted accounting principles in the United States));

(b)

in connection with travel (including costs and expenses of commercial first-class and charter airfare, costs and expenses of accommodations, meeting spaces and meals and costs and expenses related to attending trade association meetings, conferences or similar meetings for the purposes of evaluating actual or potential acquisition opportunities);

(c)

of, or in respect of, counsel, accountants, auditors and other advisors (including allocable compensation, fees and expenses of EQT Industrial Advisors related to any part of the Company’s activities) or service providers, including finders, brokers, appraisers, valuation experts (including the cost of any valuation of, or fairness opinion relating to, any portfolio company or other asset or liability, or potential transaction, of the Company), consultants, administrators, depositaries, custodians, trustees, relevant software providers (including, in each case, the compensation, benefits, fees, costs, expenses, liabilities and taxes associated with personnel or resources seconded from any of the foregoing to one or more members of EQT AB Group or the Company, and which are providing services in respect of the Company) and the pro rata cost of employees of the Manager and one or more members of EQT AB Group employed to provide services in lieu of such third party service providers (including without limitation, in connection with designing, implementing and monitoring compliance and operational “best practices” programs, tools and initiatives), which service providers may include one or more members of EQT AB Group provided that they are engaged on a basis consistent with arms’ length terms;

(d)

incurred in connection with any procurement, digitalization, financing or capital markets services (including where any member of EQT AB Group acts as an underwriter, syndicator, guarantor or finance provider (or provides services in relation thereto, including “sell-down” services)), or in each case services in relation thereto, provided by any member of EQT AB Group to a portfolio company (to the extent not borne by such portfolio company itself or a third party) or to the Company itself (including any holding structures utilized by the Company);

(e)

associated with portfolio and risk management and liabilities incurred in relation to any part of the Company’s hedging activities and borrowing activities (including, without limitation, principal of, interest on, and fees, costs and expenses relating to or arising out of, all borrowings made by the Company, including fees, costs and expenses incurred in connection with the negotiation and arranging of the relevant credit facility, credit support or other relevant arrangements with respect to such borrowings or activities or related to securing the same whether by mortgage, pledge or other encumbrance or form of security, if applicable);

(f)

related to valuations (including, as the case may be, in respect of any portfolio companies or assets to be acquired following any warehousing arrangements implemented by another party (including, as the case may be, any member of EQT AB Group)), shareholder reporting and filings and compliance with the Manager’s disclosure, reporting, filing and information assistance obligations in connection with participation by shareholders in the Company;

(g)

incurred in relation to tax, legal and regulatory compliance in respect of the Company, its operation and its acquisitions and divestments (including expenses relating to the preparation and filing of reports and notices to be filed with the U.S. Commodity Futures Trading Commission, reports, filings, disclosures and notices prepared in connection with the laws and/or regulations of jurisdictions in which the Company engages in activities and/or any other regulatory filings, notices or disclosures of the EQT Industrial Advisors and/or their respective affiliates relating to the Company and its activities);

(h)

in respect of developing, implementing, structuring, participating in, administering, operating, restructuring, liquidating, and winding-up and terminating direct and indirect administrative and other holding structures in various jurisdictions formed for, invested in or used by the Company (including, without limitation, establishing intermediate entities and/or master-feeder acquisition structures, any travel, catering and accommodation expenses of the Manager or any other member of EQT AB Group and the pro rata cost of employees of the Company, the Manager or any other member of EQT AB Group who provide directorship, accounting, legal, administrative or back-office services in respect of such structures and/or the entities which comprise them);

(i)

of any administrators, custodians, depositaries, placement agent(s) or financial intermediary (including any distributor or distribution platform provider) in respect of the subscription by shareholders admitted through such a placement agent or financial intermediary (to the extent such fees or expenses are not borne by such shareholders directly), locally licensed intermediaries that the Company is required to engage as a result of one or more of its shareholders being domiciled in, or otherwise affiliated with a particular jurisdiction and any representative or paying agent appointed pursuant to the relevant legislation or guidance and the implementation thereof in relevant jurisdictions related to the activities of the Company;

(j)

of the Board, its committees, the Company’s committees and any third-party advisory committees (including, without limitation: (1) travel, accommodation, meals, events, entertainment and other similar fees, costs and expenses in connection with meetings (including such fees, costs and expenses incurred with respect to non-independent directors on the Board); and (2) the fees, costs and expenses of any legal counsel or other advisors retained by, or at the direction or for the benefit of, the Board, its committees, the Company’s committees and any third-party advisory committees);

(k)

in relation to any actual or potential litigation, dispute or other proceedings, examinations, inquiries, investigations or audits involving or relating to the Company or any actual or potential acquisition by it and the amount of any judgment, settlement or remediation entered into or fines paid in connection therewith, excluding any fine or penalty paid by EQT AB Group or any of its affiliates to a governmental body of competent jurisdiction on the basis of a finding that EQT AB Group or such affiliate has breached a fiduciary duty to the Company or its shareholders (for the avoidance of doubt, the foregoing does not include any fine or penalty related to activities taken by EQT AB Group or its affiliates on behalf of the Company);

(l)

of holding any meeting of the shareholders (including meal, event, entertainment and other similar fees, costs and expenses and travel and accommodation costs of members of the Board, its committees, the Company’s committees, EQT Executives and EQT Industrial Advisors attending such meetings (including costs and expenses of commercial first-class and charter airfare));

(m)

otherwise associated with the Company’s administration, including in relation to receiving subscriptions from and making distributions to its shareholders, the administration of assets, financial planning and treasury activities, the preparation and delivery of all of the Company’s consolidated financial statements, tax returns and Schedule K-1s (including any successors thereto), implementing, monitoring, measuring and/or reporting on impact, sustainability and environmental, social and governance related matters, distribution notices other reports and notices and other required or requested information (including the cost of any third-party administrator that provides accounting and administrative services to the Company), fees, costs and expenses incurred to audit such reports, providing access to such reports or information (including through platforms such as a website, an email client or other portal, and the fees, costs and expenses associated with the development and maintenance of any such portal, email client or website) and any other operational, secretarial or postage expenses relating thereto or arising in connection with the distribution thereof (and including, in each case, technology development and support with respect to such activities, other administrative support therefor and allocable compensation and overhead of EQT Executives engaged in the aforementioned activities and EQT Executives providing oversight of any third-party administrator engaged in the aforementioned activities);

(n)	marketing, advertising, press releases and public relations relating to the Company (including all such expenses incurred by the Manager and any other member(s) of EQT AB Group);

(o)

related to the offering of Shares (including expenses associated with updating the offering materials, expenses associated with printing such materials, expenses associated with participating in marketing events hosted by broker-dealers or sponsored by the Manager or its affiliates, expenses associated with subscriptions, repurchases and conversions, and travel, catering and accommodation expenses relating to the ongoing offering of Shares) or a transfer of Shares;

(p)

in connection with the listing or de-listing of any Shares on any recognized stock exchange and in connection with the ongoing obligations, maintenance and requirements in respect of any such listing or de-listing;

(q)

in connection with any amendments, restatements or other modifications to, and compliance with our Registration Statement on Form 10, our private placement memorandum, the LLC Agreement, the Management Agreement and any other agreements or constituent or related documents of the Company, including the solicitation of any consent, waiver or similar acknowledgment from its shareholders or preparation of other materials in connection with compliance (or monitoring compliance) with such documents (and the advice of legal and other professional advisors in interpreting and applying relevant provisions of such documents);

(r)	related to the indemnification obligations of the Company;

(s)

related to procuring, subscribing for, developing, implementing, terminating or maintaining information technology (including, without limitation, in relation to “Motherbrain”), data subscription and license-based services, research publications, materials, equipment and services, computer software or hardware and electronic equipment used in connection with providing services to the Company (including in connection with reporting and valuations), including risk analysis and reporting software, in connection with identifying, investigating (and conducting diligence with respect to) or evaluating, structuring, consummating (including license fees and maintenance costs for workflow technology that facilitates the closing of acquisitions by the Company, among other things), managing allocations (as between the Company and other relevant persons), managing conflicts of interest and complying with law (in each case, all in accordance with policies and procedures established by EQT AB Group and its affiliates), holding, monitoring or selling potential and actual portfolio companies, or in connection with obtaining or performing research related to potential or actual acquisitions, industries, sectors, geographies or other relevant market, economic, geopolitical or similar data or trends;

(t)

premiums and fees for insurance for the benefit of, or allocated to, the Company (including directors’ and officers’ liability, errors and omissions, litigation, cyber or other similar insurance policies, and any other insurance for coverage of liabilities incurred in connection with the activities of, or on behalf of, the Company, including an allocable portion of the premiums and fees for one or more “umbrella” policies that cover the Company, EQT AB Group and its affiliates) and costs of ERISA fidelity bonds;

(u)	Broken Deal Expenses (excluding such expenses that have been netted against Other Fees (defined herein));

(v)

incurred in connection with assessing and reporting the social and environmental impact and environmental, social and governance performance of acquisitions and potential acquisitions (including fees, costs and expenses payable to any third-party service provider and/or allocable compensation and overhead of EQT Executives engaged in such activities) and of outside counsel, accountants, auditors, consultants and other similar outside advisors and service providers incurred in connection with designing, implementing and monitoring any impact assessment program; and

(w)	all other costs and expenses of the Company and its affiliates in connection with the business or operation of the Company

(collectively, “Company Expenses”).

For the avoidance of doubt, Company Expenses may include any of the fees, costs, expenses and other liabilities described above incurred in connection with services provided, or other activities engaged in, by EQT and its affiliates, in addition to third parties. In determining the amount of Company Expenses that may be fairly allocable to the Company and to any EQT Vehicles that may participate in Joint Ventures with the Company, the Manager and its affiliates will take into account such factors as they deem appropriate, including, for example, committed or available capital of the Company and EQT Vehicles, the amount of capital historically held or remaining in a particular holding or similar holdings, the aggregate NAV of the Company and EQT Vehicles and the percentage of similar acquisitions in which the Company or EQT Vehicles have historically participated. The Company will reimburse the Manager or its affiliates for expenses described above that are incurred prior to the commencement of operations of the Company, including allocable compensation and overhead of EQT personnel involved in the formation and establishment of the Company and its subsidiaries.

In respect of any acquisitions made by the Company alongside EQT Vehicles or other third parties, fees, costs, expenses or liabilities of, or attributable to, the Company may be temporarily borne by members of EQT

AB Group, such EQT Vehicles and/or such third parties. In such circumstances, the Company will be required to reimburse such fees, costs, expenses or liabilities and may bear an arm’s length cost of funding or interest rate on such amounts.

Hedging Activities

The Company may, but is not obligated to, engage in hedging transactions for the purpose of efficient portfolio management. The Manager may review the Company’s hedging policy from time to time depending on movements and projected movements of relevant currencies and interest rates and the availability of cost-effective hedging instruments for the Company at the relevant time.

With respect to any potential financings, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. We may seek to stabilize our financing costs as well as any potential decline in our assets by entering into derivatives, swaps or other financial products in an attempt to hedge our interest rate risk.

The Company may enter into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated acquisition transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. The contract is marked-to-market monthly and the change in value is recorded by the Company as an unrealized gain or loss. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company may recognize a realized gain or loss equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Company’s consolidated financial statements. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract. Risks may also arise upon entering into these contracts from the potential inability of the counterparties to meet the terms of their contracts.

By using derivative instruments, the Company may be exposed to the counterparty’s credit risk—the risk that derivative counterparties may not perform in accordance with the contractual provisions offset by the value of any collateral received. The Company’s exposure to credit risk associated with counterparty non-performance is expected to be limited to collateral posted and the unrealized gains inherent in such transactions that are recognized in the Company’s consolidated financial statements. As appropriate, the Company expects to minimize counterparty credit risk through credit monitoring procedures and managing margin and collateral requirements.

Liquidity and Capital Resources

We have not yet commenced commercial activities. EQT AB Group has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class Q Shares. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. EQT AB Group currently holds all of the Company’s outstanding Class Q Shares. As of December 31, 2024, EQT AB Group was our only shareholder.

We expect to generate cash primarily from (i) the net proceeds of our continuous Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities.

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including under any share repurchases.

Cash Flows

On August 28, 2024, the Company was capitalized with a $1,000 investment by the Manager. There have been no other cash flows from our inception through December 31, 2024.

As of December 31, 2024, we had not declared or paid any distributions.

Critical Accounting Estimates

Below is a discussion of the accounting policies that management believes are critical to understanding our historical and future performance. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with GAAP. The preparation of the consolidated financial statements in accordance with GAAP requires management to use judgments in the application of such policies. These judgments will affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Valuation of Portfolio Companies

The Company’s portfolio companies are valued at fair value in accordance with GAAP, including ASC 820, issued by the Financial Accounting Standards Board. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

There is no single standard for determining fair values of holdings that do not have a readily available market price and, in many cases, such fair values may be best expressed as a range of fair values from which a single estimate may be derived in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each acquisition while employing a valuation process that is consistently followed. Determinations of fair value involve subjective judgments and estimates.

When making fair value determinations for portfolio companies that do not have readily available market prices, the Manager considers industry-accepted valuation methodologies, such as: (i) an income approach, (ii) a market approach, (iii) milestone valuation analysis and (iv) last round of financing analysis. A blend of approaches may be relied upon in arriving at an estimate of fair value, though there may be instances where it is more appropriate to utilize one approach. The Manager also considers a range of additional factors that it deems relevant, including a potential sale of a portfolio company, macro and local market conditions, industry information and the portfolio company’s historical and projected financial data.

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value.”

Given the nature of the Company’s portfolio companies, valuations may be difficult to carry out. The Company is expected to hold securities and financial instruments that do not have readily available market quotes and there may be a relative scarcity of market comparables on which to base the value of the Company’s assets. With regards to assets for which a market value is not readily available, the Manager has engaged a qualified valuation firm to provide positive assurance regarding the reasonableness of such valuations as of the relevant measurement date. The Manager will have substantial discretion in determining the value of the Company’s assets.

Because assets are valued as of a specified valuation date, events occurring subsequent to that date will not be reflected in the Company’s valuations. However, if information indicating a condition that existed at the valuation date becomes available subsequent to the valuation date and before financial information is publicly released, it will be evaluated to determine whether it would have a material impact requiring adjustment of the final valuation. Any valuations contained in this Annual Report on Form 10-K may not necessarily accurately reflect the fair value of such portfolio companies as at the time of a shareholder’s subscription for or acquisition of Shares.

There can be no assurance that portfolio companies will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such portfolio companies. The actual realized returns generated by unrealized acquisitions will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from assumptions used in prior periods. Valuations are subject to determinations, judgments and opinions, and other third parties or shareholders may disagree with such valuations. Please also refer to “Item 1A. Risk Factors” for further information.

Valuations of unrealized acquisitions of the Company can affect the amount of Management Fee and Performance Allocation payable by the Company. To the extent that a valuation is incorrect, this may result in excessive or not sufficient Management Fee and Performance Allocation being borne by the Company. Accordingly, the Manager therefore has a conflict of interest as it is responsible for determining the valuation of the Company’s unrealized acquisitions.

At least annually, the Manager reviews the appropriateness of the Company’s valuation policies and procedures and will recommend any proposed changes to the Board. From time to time, the Board and the Manager may adopt changes to the valuation policies and procedures if they determine that such changes are likely to result in a more accurate reflection of estimated fair value.

Recent Accounting Pronouncements

See “Note 2. Summary of Significant Accounting Policies” to our consolidated financial statements in this Annual Report on Form 10-K for a discussion concerning recent accounting pronouncements.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See “—Results of Operations” above for our contractual obligations and commitments with payments due subsequent to December 31, 2024.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We had no significant operations as of December 31, 2024. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of December 31, 2024, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

Changes in Fair Value

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. We estimate that a decrease in the fair value of portfolio companies generally may result in a change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Exchange Rate Risk

We may hold portfolio companies denominated in currencies other than the U.S. dollar. Those portfolio companies may expose us to the risk that the value of the portfolio companies will be affected by changes in exchange rates between the currency in which the portfolio companies are denominated and the currency in which the portfolio companies are made.

We expect that our primary exposure to exchange rate risk will relate to movements in the value of exchange rates between the U.S. dollar and other currencies in which our portfolio companies are denominated (including euros), net of the impact of foreign exchange hedging strategies, if any.

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all investments, as the demand for relatively higher return assets increases and supply decreases.

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

Credit Risk

Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Item 8.	Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

EQT Infrastructure Company LLC

Report of Independent Registered Public Accounting Firm

To the Shareholder and the Board of Directors EQT Infrastructure Company LLC:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of assets and liabilities of EQT Infrastructure Company LLC and subsidiaries (the Company) as of December 31, 2024, the related consolidated statement of operations for the period from June 20, 2024 (date of formation) through December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations for the period from June 20, 2024 (date of formation) through December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2024.

New York, New York

March 31, 2025

EQT Infrastructure Company LLC

Consolidated Statement of Assets and Liabilities

As of December 31, 2024
Assets
Cash and cash equivalents	$1,000
Due from Manager	$2,731,832
Deferred offering costs	$1,557,719

Total assets	$4,290,551

Liabilities
Organization costs payable	$2,070,985
Legal and professional fees payable	$660,847
Offering costs payable	$1,557,719
Directors’ fees and expenses payable	$—

Total liabilities	$4,289,551

Commitments and contingencies (Note 4)
Net assets	$1,000

Net assets are comprised of:
Class Q Shares, 40 shares authorized, issued and outstanding	$1,000

Net assets	$1,000

Net assets	$1,000

Shares outstanding	40

Net asset value per share	$25.00

EQT Infrastructure Company LLC

Consolidated Statement of Operations

For the period from June 20, 2024 (date of formation) through December 31, 2024
Expenses
Organization costs	$2,070,985
Legal and professional fees	$660,847

Total expenses	$2,731,832
Less: Expenses reimbursed by Manager	$(2,731,832)

Net expenses	—
Net investment income	—

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Notes to Consolidated Financial Statements

1. Organization

EQT Infrastructure Company LLC (“EQIC” and the “Company”) was formed on June 20, 2024 as a limited liability company under the laws of the state of Delaware and the Company operates its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act of 1940, as amended. The Company is a holding company that seeks to acquire, own and control portfolio companies with the objective of generating attractive risk-adjusted returns and achieving medium-to-long-term capital appreciation through joint ventures.

EQIC conducts a continuous private offering of its shares in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act).

The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional real assets platform pursuant to a management agreement to be entered into with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company has no activity as of December 31, 2024 other than matters relating to its organization and offering.

As of December 31, 2024, the only capital contribution to the Company resulted in the issuance of Class Q Shares (the “Shares”) of the Company at an aggregate purchase price of $1,000 to EQT Holdings AB.

As of December 31, 2024, the Company had neither purchased nor contracted to purchase any investments.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these financial statements. Actual results could differ from those estimates. A consolidated statement of changes in net assets, a consolidated statement of cash flows and financial highlights have not been presented because the Company has not commenced operations. Our fiscal year ends on December 31 of each year.

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946, Financial Services — Investment Companies (“ASC 946”). As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions will be eliminated in consolidation.

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of December 31, 2024, the amount of cash and cash equivalents was $1,000.

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the period from June 20, 2024 (date of formation) to December 31, 2024, the Company incurred organization costs of $2,070,985.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. For the period from June 20, 2024 (date of formation) to December 31, 2024, the total amount of the offering costs incurred by the Company was $1,557,719.

Valuation of Investments at Fair Value

ASC 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value. The Company recognizes and accounts for its investments at fair value. The fair value of the investments does not reflect transaction costs that may be incurred upon disposition of investments.

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes.

Assets and liabilities recorded at fair value on the Consolidated Statement of Assets and Liabilities are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3 — Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions, there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and an adjustment to the transactions or quoted prices may be necessary to estimate fair value.

Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal and state income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes. The Company would be required to pay income tax at corporate rates on its net taxable income. In addition, the Company intends to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Calculation of Net Asset Value

Net asset value (“NAV”) by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. Net asset value per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding common shares of that class on the reporting date.

Adoption of New and Revised Accounting Standards

In November 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-07, Segment Reporting (“Topic 280”) (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker (“CODM”) and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.

3. Related Party Transactions

Management Agreement

The Company intends to enter into a management agreement with the Manager (the “Management Agreement”). Pursuant to the Management Agreement, the Manager will assist the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through joint ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s board of directors (the “Board”).

Expense Limitation and Reimbursement Agreement

The Company has entered into an Amended and Restated Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Manager, pursuant to which the Manager has agreed to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2026, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone management fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed (such fees or expenses, “Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to March 31, 2026 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the management fee, (ii) the performance allocation, (iii) the servicing fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other acquisition-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the acceptance of the initial subscription for shares of the Company by persons that are not affiliates of the Manager (the “Initial Offering”), (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

The Company has agreed that its obligations under the Expense Limitation Agreement shall survive termination of the Expense Limitation Agreement. Further, upon dissolution, liquidation, sale of substantially all of the assets of the Company or termination of the Management Agreement, including termination of the Management Agreement by the Company, the Company has agreed first to reimburse the Manager any amounts previously reimbursed by the Manager to the Company under the Expense Limitation Agreement in excess of the total Management Fee that would have otherwise been due to the Manager by the Company.

The Expense Limitation Agreement will be in effect through and including March 31, 2026, but may be renewed by the mutual agreement of the Manager and the Company for successive terms.

As of December 31, 2024, all expenses fall under the Expense Limitation Agreement and the total amount of expenses to be reimbursed by the Manager is $2,731,832.

4. Commitments and Contingencies

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Indemnification

Under the Company’s Amended and Restated Limited Liability Company Agreement and organizational documents, its members of the Board, the Manager, the officers of the Company, the holder of the Company’s Class Q Shares, EQT AB Group and their respective affiliates, directors, officers, representatives, agents, consultants, shareholders, members, managers, partners and employees, and any other person who serves at the request of EQT AB Group or its affiliates as a director, officer, agent, consultant, member, manager, partner, shareholder, trustee or employee of the Company or any other person are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

5. Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term capital appreciation. The CODM is comprised of the Company’s Executive Committee and assesses the performance and makes operating decisions of the Company on a consolidated basis. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

6. Subsequent Events

The Company has evaluated subsequent events through March 31, 2025, the date on which the Consolidated Financial Statements were issued and concluded that no subsequent events have occurred that require adjustments to or disclosure in such financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Company’s Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. Our Board consists of six members, three of whom are independent directors, as such term is defined in Section 303A.02 of the New York Stock Exchange Listed Company Manual.

Board of Directors and Executive Officers

Information regarding the Board and executive officers is set forth below:

Name	Age	Position	Position Held Since
Non-Independent Directors:
Suzanne Donohoe	54	Chairperson	2024
Erwin Thompson	44	Director	2024
Alex Darden	50	Director	2024
Independent Directors:
Geoffrey Roberts	65	Director	2024
Patricia Glassford	61	Director	2024
Russell Steenberg	72	Director	2024
Executive Officers:
Erwin Thompson	44	Chief Executive Officer	2024
Alex Darden	49	Executive Officer	2024
Jan Vesely	43	Executive Officer	2024
Alex Greenbaum	41	Executive Officer	2024
Patrik Burnäs	53	Chief Financial Officer	2024
Michael Hennen	48	Chief Operating Officer	2024
Bethany Oleynick	44	Legal Director and Secretary	2024

Each director will hold office until his or her death, resignation, removal or disqualification.

Each officer holds office at the pleasure of the Board until his or her successor is duly appointed and qualified.

Biographical Information

Directors

Our directors have been divided into two groups—independent directors and non-independent directors.

Non-Independent Directors

Suzanne Donohoe, Chairperson of the Company’s Board and the board of directors of EQT Private Equity Company LLC, joined EQT in 2022 as Chief Commercial Officer and Global Head of EQT’s External Platform. Before joining EQT, she was a Partner at KKR & Co from 2009 to 2022, where she founded and led the Global Client & Partner Group and later served as the Global Head of Strategic Growth. She also served as President and a trustee on the board of trustees of KKR Income Opportunities Fund (NYSE: KIO) from 2013 to 2020. Prior to KKR, she had an extensive career at Goldman Sachs where Ms. Donohoe spent seventeen years and served as a Partner for eight years. Ms. Donohoe is a member of the EQT Executive Committee, a board member of EQT Partners Inc. and previously served as Chairperson of the EQT Nexus Investment Committee. Ms. Donohoe holds a B.A. in Government from Georgetown University and an M.B.A. from the Wharton School at the University of Pennsylvania. She also serves her alma mater, Georgetown University, on its investment committee and previously served as a Board Member and a Vice Chair of the university’s board of directors for several years. Ms. Donohoe’s extensive knowledge of EQT’s business and operations and her prior experience in a variety of senior leadership roles at large investment companies provide significant value to our Board.

Erwin Thompson, Chief Executive Officer of the Company and a member of its Board, joined EQT Partners in 2009 and has served as a Partner within EQT’s Infrastructure strategy since January 2017, where he has played a critical role in several key transactions and growth initiatives for the firm. Prior to joining EQT Partners, Mr. Thompson worked on UBS Investment Bank’s Americas Infrastructure & Privatization advisory team in New York City. Additionally, he has held roles at BlackRock Asset Management and Bloomberg. Mr. Thompson currently serves on the board of directors of Voltera, a pioneering developer of charging and refueling infrastructure for zero-emission fleets. Mr. Thompson holds a B.S. in Electrical Engineering and Applied Physics from Tufts University, an M.S. in Electrical Engineering from Columbia University, and an M.B.A. from Columbia Business School. Mr. Thompson’s deep expertise in infrastructure, combined with his leadership in driving strategic growth, brings substantial value to our Board and overall Company direction.

Alex Darden, Executive Officer of the Company and a member of its Board, joined EQT Partners in April 2008. He is President of EQT Partners Inc. and Head of EQT Infrastructure Advisory Team Americas. Prior to joining EQT Partners, from 2002 until 2008, Mr. Darden worked at GE Energy Financial Services, where he managed structured debt and equity investments in energy industry assets and companies. From 1998 to 2002, Mr. Darden held various positions within ABB Inc., a technology leader in electrification and automation. Mr. Darden currently serves on the board of directors of Madison Energy Infrastructure, a company that develops, constructs, owns and operates distributed energy assets within the commercial and industrial and small utility-scale sectors; Cypress Creek Renewables, a leading national solar energy company; and Kodiak Gas Services, Inc. (NYSE: KGS), a leading compression and gas services company. Mr. Darden graduated from North Carolina State University with a B.S. in Business. Mr. Darden’s intimate knowledge of EQT’s business and operations and his deep infrastructure expertise provide significant value to our Board.

Independent Directors

Geoffrey Roberts, member of the Company’s Board, has almost 40 years of experience in the energy, water and waste water field. Since 2009, he has served as an Industrial Advisor to EQT, contributing to the growth of portfolio companies such as Innovyze, Synagro Technologies, Inc., Midland Cogeneration Venture and Restaurant Technologies, Inc. Mr. Roberts is also an Advisory Board member at FiberSense, a company specializing in advanced infrastructure monitoring through fiber networks. Previously, Mr. Roberts held leadership roles at Shell Oil, Enron, and Entergy, including serving as President and CEO of Entergy Wholesale Operations. Mr. Roberts holds a BS in Civil Engineering from the University of Miami and an MBA from Florida Atlantic University. He is a licensed Class A wastewater treatment operator and has an executive certificate in Strategy and Innovation at MIT Sloan. Mr. Roberts’s extensive technical and leadership expertise provides significant value to our Board.

Patricia Glassford, member of the Company’s Board, is a retired chief financial officer with three decades of leadership in finance and risk management. In her most recent role, she was a Strategic Project Executive at GE in 2019. She has held various finance positions across multiple industries as chief financial officer of several divisions across GE and NBC, including, but not limited to, GE Treasury, GE Industrial and NBC Entertainment divisions. Her prior board roles include Chair of the Audit Committee at SpringBig Inc. (previously NASDAQ: SBIG). Ms. Glassford holds a BS in Finance from Fairfield University. Ms. Glassford’s prior executive leadership positions related to finance and risk management provide significant value to our Board.

Russell Steenberg, member of the Company’s Board, is a seasoned professional with extensive experience in private equity and asset management. He is the founder and former Global Head of BlackRock Private Equity Partners, having led the division since its inception in 1999 until his retirement in 2023. Prior to joining BlackRock, Mr. Steenberg co-founded and served as Managing Director of Fenway Partners, a middle-market buyout group. He also held senior roles at AT&T Investment Management Company, where he co-headed the AT&T Pension Fund’s private equity investment portfolio and is currently a member of the board of directors of EQT Private Equity Company LLC. Mr. Steenberg holds a B.A. from St. Lawrence University, an MPA from the American University and an MBA from the Tuck School of Business at Dartmouth College. Mr. Steenberg’s

extensive experience serving in executive leadership roles in private equity provides significant value to our Board.

Executive Officers

Erwin Thompson, Chief Executive Officer of the Company and a member of its Board. See “—Directors—Non-Independent Directors” above for Mr. Thompson’s biography.

Alex Darden, Executive Officer of the Company and a member of its Board. See “—Directors—Non-Independent Directors” above for Mr. Darden’s biography.

Jan Vesely, Executive Officer of the Company, joined EQT Partners in September 2010 and has been a Partner within EQT’s Value-Add Infrastructure strategy since January 2018. Prior to joining EQT Partners, Mr. Vesely worked as an Analyst at Goldman Sachs in Frankfurt, focusing on German and Central and Eastern European transactions. Mr. Vesely currently serves on the board of directors of Zayo, a leading global provider of bandwidth infrastructure; EdgeConneX, a global data center provider, operating high-powered, purpose-built digital infrastructure for customers around the world; and Scale Microgrids, a leading vertically integrated developer, acquirer, owner, and operator of microgrids and distributed energy resources. Mr. Vesely holds a master’s degree in Business Administration from the University of Mannheim and Portland State University.

Alex Greenbaum, Executive Officer of the Company, joined EQT Partners in March 2022 as a Partner and has served as Head of EQT’s Active Core Infrastructure Advisory Team strategy since 2023. Prior to joining EQT Partners, Mr. Greenbaum worked as Head of Infrastructure, North America, at GIC Private Equity and Infrastructure in New York, NY, commencing in 2015. Prior to GIC, Mr. Greenbaum was an investment banker in UBS’ Infrastructure and Transportation Group. Mr. Greenbaum currently serves on the board of directors of Radius Global Infrastructure, one of the largest aggregators of rental streams underlying essential communications infrastructure sites. Mr. Greenbaum previously served on the board of directors of ITC Holdings Corp., an independent electric transmission company, from July 2019 until September 2021. Mr. Greenbaum holds a B.A. from Harvard University.

Patrik Burnäs, Chief Financial Officer of the Company and EQT Private Equity Company LLC, joined EQT in August 2013 as Group Head of Fund Operations. Before joining EQT, Mr. Burnäs had an extensive career at Skandinaviska Enskilda Banken (SEB), where he served for seventeen years and held various senior roles, including COO and CFO for SEB Luxembourg, Global Head of Credit Operations, and Head of Trading & Capital Markets Operations. Mr. Burnäs holds a degree in Business Administration from Stockholm University.

Michael Hennen, Chief Operating Officer of the Company and EQT Private Equity Company LLC, joined EQT in October 2023 as a Managing Director, Product Development, Global Private Wealth Capital Raising. Before joining EQT, Mr. Hennen served as Executive Director and Co-Head of U.S. Wealth Management Business Development at LGT Capital Partners from March 2020 to February 2023. Prior to this, Mr. Hennen was a Partner and Chief Investment Officer at Hatteras Funds from April 2009 to March 2020. Earlier in his career, Mr. Hennen spent more than nine years at Morgan Stanley and began his career at Morningstar Inc. Mr. Hennen holds a Bachelor of Business Administration in Finance from Western Michigan University, is a CFA charterholder, and holds FINRA Series 3, 7, 30, and 63 licenses.

Bethany Oleynick, Legal Director and Secretary of the Company and EQT Private Equity Company LLC, joined EQT in September 2024. Before joining EQT, Ms. Oleynick was Special Counsel in the Corporate Department of Fried, Frank, Harris, Shriver & Jacobson LLP from May 2022 to September 2024. Prior to private practice, Ms. Oleynick had an extensive career at AQR Capital Management, LLC, a global investment management firm, where she served for fifteen years and had various senior roles, including Managing Director, Senior Counsel, Head of Corporate Legal and Head of Legal Private Funds and Accounts. Ms. Oleynick holds a B.A. from the University of Colorado at Boulder and a J.D. from the Elizabeth Haub School of Law at Pace University.

Leadership Structure and Oversight Responsibilities

The Board has overall responsibility for the management and supervision of the business operations of the Company. To the extent permitted by applicable law, the Board may delegate any of its rights, powers and authority to, among others, the officers of the Company, the Executive Committee, any committee of the Board or the Manager. Pursuant to the Management Agreement, the Manager will manage the Company on a day-to-day basis. As described herein, the Board has established an Audit Committee, and may establish ad hoc committees or working groups from time to time, to assist the Board and the Manager in fulfilling their oversight responsibilities.

Committees

The Board has an Audit Committee and may form additional committees in the future. The Company also has an Executive Committee, whose membership is not limited to Board members.

Audit Committee

The Audit Committee is composed of Mr. Roberts, Ms. Glassford and Mr. Steenberg, all of whom are independent directors. Ms. Glassford serves as Chair of the Audit Committee. The Audit Committee members meet the current independence requirements of Rule 10A-3 under the Exchange Act and the Board has determined that such members are financially literate. Our Board has determined that each of Mr. Roberts, Ms. Glassford and Mr. Steenberg qualifies as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K.

In accordance with its written charter, among other items, the Audit Committee assists the Board’s oversight of (i) the quality and integrity of the Company’s financial statements and internal controls; (ii) the qualifications, performance and independence of the registered public accounting firm employed by the Company for the audit of the Company’s financial statements; (iii) the Company’s compliance with legal and regulatory requirements and (iv) the Company’s overall risk management profile.

Executive Committee

Our Executive Committee reviews acquisition recommendations made by the Manager to the Company, approves each Joint Venture formed by the Company and the related portfolio companies, manages the Company’s ownership and control of portfolio companies and monitors existing Joint Ventures and the related portfolio companies. Our Executive Committee is ultimately responsible for making significant capital allocation decisions recommended by the Manager and the appointment of one or more Company officers to the governing bodies of Joint Ventures.

Our Executive Committee meets on an as-needed basis. Its members consist of Ms. Donohoe, Mr. Thompson, Mr. Darden, Mr. Vesely and Mr. Greenbaum.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees (if any), and all officers and employees of Manager, acting on behalf of the Company, which will be available on our website at eqtgroup.com/private-wealth/infrastructure/eqic and is filed as Exhibit 14.1 to this Annual Report on Form 10-K. Our Code of Business Conduct and Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We intend to disclose any amendment or waiver of the Code of Business Conduct and Ethics, as required by applicable regulations, on our website or in a Current Report on Form 8-K filing.

Insider Trading Policies and Procedures

We have adopted insider trading policies and procedures that govern the purchase, sale and/or other dispositions of our securities by directors, officers, employees (if any) and certain other covered persons that are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. These policies are contained within our Code of Business Conduct and Ethics, which is available on our website at eqtgroup.com/private-wealth/infrastructure/eqic and is filed as Exhibit 14.1 to this Annual Report on Form 10-K. Furthermore, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with applicable laws, rules and regulations.

Item 11.	Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees but expect to hire certain employees. Our Executive Committee and corporate senior management team will be comprised of Company employees as well as employees of EQT that will be assigned or seconded to the Company. Services necessary for our business will generally be provided by individuals who are employees of the Manager, or its affiliates, pursuant to the terms of the Management Agreement, as applicable. Our day-to-day business operations will be managed by the Manager. Most of the services necessary for the sourcing and administration of our portfolio are provided by investment professionals employed by the Manager or its affiliates.

None of Mr. Thompson, Mr. Darden, Mr. Vesely, Mr. Greenbaum, Mr. Burnäs, Mr. Hennen or Ms. Oleynick will receive direct compensation from us. We do not have employment agreements with our executive officers, we do not provide pension or retirement benefits, perquisites or other personal benefits to our executive officers, our executive officers have not received any nonqualified deferred compensation and we do not have arrangements to make payments to our executive officers upon their termination or in the event of a change in control of us. We will reimburse the Manager and/or their affiliates for Company Expenses incurred on our behalf, which can include the compensation, overhead (including rent, office equipment and utilities) and other expenses incurred, charged or specifically attributed or allocated by the Manager and/or their affiliates in performing administrative and/or accounting services for the Company or any portfolio company (including but not limited to legal and compliance, finance, accounting, operations, investor relations, tax, valuation and internal audit personnel and other non-investment professionals that provide services to the Company). For a description of the fees that we pay the Manager, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Management Fee.” We do not determine the form and amount of compensation and benefits awarded by the Manager or its affiliates to our executive officers for their services to us. Instead, the Manager and its affiliates have discretion to determine the form and level of cash compensation and other benefits paid to and earned by our executive officers for their services to the Manager and its affiliates, including services provided to the Company. Additionally, the Management Agreement does not require our executive officers to dedicate a specific amount of time to fulfilling the Manager’s obligations to us under the Management Agreement. To the extent that an allocable portion of compensation received by any of our executive officers can be specifically attributed to services provided by such executive officer to the Company, the Company will disclose such amounts that were remitted to the Manager as reimbursement for payment by the Manager on behalf of the Company. Certain executive officers and non-independent directors, through their financial interests in the Company, may be entitled to a portion of the profits earned by the Company, which includes fees, including compensation discussed herein, payable to (i) the Manager under the terms of the Management Agreement, as applicable, less expenses incurred by the Manager in performing its services under the Management Agreement, as applicable and/or (ii) the holder of the Class H Shares under the LLC Agreement. See “Item 1. Business—Management Agreement” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

The Company was formed on June 20, 2024, and has not completed a prior full fiscal year and accordingly, there are no amounts of executive compensation to be reported for any prior fiscal years.

Compensation of Directors

No compensation is paid to our directors who are not independent directors. We expect to pay each independent director: (i) $150,000 (payable in $100,000 in cash and $50,000 in Class T Shares) per year

(prorated for any partial year) and (ii) an additional fee of $10,000 per year for the Chair of the Audit Committee. We are also authorized to pay the reasonable out-of-pocket expenses of each independent director incurred by such director in connection with the fulfillment of his or her duties as an independent director.

No compensation was earned by, or paid by us to, our directors for the fiscal year ended December 31, 2024.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board and our Board does not make determinations regarding compensation of executive officers because we do not directly pay any compensation to our executive officers.

Policies and Practices Related to the Timing of Equity Awards

The Company does not grant options, and accordingly, we have no policy, program, practice, or plan pertaining to the timing of stock option grants with respect to the release of material non-public information. Furthermore, given that we do not directly compensate our executive officers, we also have not timed the release of material non-public information for the purpose of affecting the value of executive compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have not yet commenced commercial activities. EQT AB Group has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class Q Shares, which confer voting rights, to facilitate the acquisition of the Company’s initial assets. EQT Holdings AB currently holds all of the outstanding Class Q Shares issued by the Company and has sole voting and investment power over such Shares. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. As of March 31, 2025, no directors or executive officers held any Shares and EQT AB Group was our only shareholder as set forth below.

Name and Address(1)(2)	Number of Shares Beneficially Owned	Percent of Class
EQT Holdings AB(2)	40	100%

(1)	The address of the beneficial owner is c/o EQT AB, Box 16409, Stockholm, Sweden 103 27.
(2)

EQT Holdings AB is a wholly owned subsidiary of EQT Treasury AB, which is a wholly owned subsidiary of EQT AB, an entity whose ordinary shares are publicly traded on Nasdaq Stockholm. EQT AB’s ordinary shares are widely held, without a single controlling shareholder, and EQT AB is managed by a board of directors comprised of seven members and an executive committee comprised of twelve members.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not have any equity compensation plans. For a description of equity awarded to our directors as part of our director compensation policy, see “Item 11. Executive Compensation—Compensation of Directors.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following description includes a summary of the material terms of the agreements described below and does not contain all of the information that you may find useful. For additional information, you should read the copies of such agreements, which are filed as exhibits to this Annual Report on Form 10-K.

Statement of Policy Regarding Transactions with Related Persons

Our Board has adopted a written policy on transactions with related persons (the “Related Person Transaction Policy”), as reflected in our Code of Business Conduct and Ethics and Audit Committee Charter. Under the Related Person Transaction Policy, unless otherwise approved or ratified pursuant to the LLC Agreement, the members of the Audit Committee, who are disinterested with respect to a particular transaction, shall review and approve or ratify all transactions between the Company and any Related Person that are required to be disclosed pursuant to Item 404(a) of Regulation S-K (“Item 404(a)”). “Related Person” shall have the meaning given to such term in Item 404(a), as amended from time to time.

Management Agreement

The Company and the Manager intend to enter into the Management Agreement pursuant to which the Manager is entitled to receive the Management Fee. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Management Fee” for additional information.

The Management Fee is payable monthly in arrears in an amount equal to 1.25% per annum of the month-end NAV attributable to Class I Shares, Class S Shares and Class E Shares before giving effect to any accruals for the Management Fee, the Servicing Fee, the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares.

In addition to the fees paid to the Manager, we will pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Expenses” and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest.” The Management Fee will be offset by certain fees and expenses. See “—Management Fee Offset” below.

The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares. To the extent that the Manager elects to receive any portion of its Management Fee or EQT AB Group elects to receive any portion of the Performance Allocation in Class T Shares, the Company may repurchase such Class T Shares from the Manager or EQT, as applicable, at a later date. Any such Class T Shares repurchased from the Manager or EQT AB Group will be subject to the terms and repurchase limits of our share repurchase plan. See “Item 1. Business—Share Repurchases—Share Repurchase Plan.”

Additionally, pursuant to an Expense Limitation Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company through and including March 31, 2026, to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.”

Expense Limitation and Reimbursement Agreement

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Expenses – Expense Limitation and Reimbursement Agreement.”

Management Fee Offset

EQT or its affiliates (and in the case of directors’ fees, EQT Executives) are expected to be paid arrangement, directors, consulting, monitoring, advisory, break up, closing fees and other similar fees as further described in the LLC Agreement (“Other Fees”). Any such fees that are accrued in respect of Warehoused Assets before the contribution by EQT AB Group’s proprietary balance sheet (the “Balance Sheet”) to the Company (i) prior to the Initial Offering, will not be credited to the Company (and as such, will not be Other Fees) and (ii) following the Initial Offering, will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company. Any such fees that are accrued or paid with respect to Warehoused Assets after the Balance Sheet contributes such Warehoused Assets to the Company will be credited to the Company (and as such, will be Other Fees) when the contribution in kind to the Company for cash and/or Class E Shares is complete and will be in proportion to the value or cost of such Warehoused Asset contributed to the Company.

The Management Fee payable in any monthly period shall be reduced by an amount equal to any Other Fees allocable to Investor Shares incurred by the Company, an Operating Subsidiary, a subsidiary or a prospective portfolio company during the immediately preceding monthly period, as such Other Fees are reduced by any Broken Deal Expenses previously incurred (but only to the extent such Broken Deal Expenses have not already been netted against Other Fees or reimbursed by third parties or the Company). To the extent that the amount of Broken Deal Expenses allocable to Investor Shares incurred during a period exceeds the amount of Other Fees allocable to Investor Shares received during such period, the Manager may, in its sole discretion, apply such excess amount of Broken Deal Expenses against Other Fees (as described in the preceding sentence) in subsequent periods or seek direct reimbursement of such amounts from the Company as a Company Expense. In the event that the amount of fee reduction referred to in the preceding sentences exceeds the Management Fee for such monthly period, such excess shall be carried forward to reduce the Management Fee payable in following monthly periods. To the extent such excess fee reduction remains unapplied upon the Company’s final distribution of assets, the Manager or an affiliate thereof shall retain such unapplied amount. For the avoidance of doubt, service costs, asset leasing fees, loan servicing fees and regulated broker dealer fees do not constitute Other Fees. Additionally, certain types of fees paid to EQT and its affiliates (including procurement and digitalization advisory fees, capital markets services fees (including where any member of EQT AB Group acts as an underwriter, syndicator, guarantor or finance provider (or provides services in relation thereto, including “sell-down” services) in respect of the financing of an investment on arm’s length terms) and fees in respect of any financing product provided with respect to one or more portfolio companies) and certain fees paid to EQT personnel and/or EQT Industrial Advisors will not be credited against the Management Fee in the manner contemplated above. Advisors and other consultants of EQT, none of which are affiliates of EQT, are also expected to receive consulting fees, directors’ fees, sourcing fees or other fees, as applicable, at market rates, and such fees will continue to be charged and will not be credited against the Management Fee in the manner contemplated above even if any of them were to become a subsidiary or an affiliate of EQT.

If the Company and more than one EQT Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) has an ownership interest in any portfolio company paying transaction or monitoring fees, or if more than one EQT Vehicle (or a person whose investment was offered, sold, placed, underwritten, syndicated, solicited or otherwise arranged by a regulated broker-dealer) would have participated in an unconsummated acquisition of a portfolio company generating Other Fees, then only such portion of the Other Fees that is fairly allocable to the Company based on the nature of the transaction giving rise to such Other Fees will be included in the Management Fee offset described above.

EQT and its affiliates are also expected to receive amounts from portfolio companies managed and controlled by the Company or from entities through which the Company manages and operates a portfolio company for local administration or management services related to such portfolio company that (i) are determined by the Manager, acting in good faith, to be reasonably necessary in order to achieve beneficial legal, tax or regulatory treatment with respect to the relevant portfolio company and (ii) would otherwise be payable to a third party for such services. EQT and its affiliates may in addition receive fees or other payments from portfolio companies managed and controlled by the Company or from entities through which the Company manages and controls portfolio companies for loan administration services, loan or asset resolution, restructuring and reconstruction and other similar services (including sourcing) provided or performed by asset reconstruction companies, other asset recovery firms, loan administration companies or similar companies affiliated with EQT.

Performance Allocation

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Expenses—Performance Allocation” for information on the Performance Allocation.

Class Q Shares Issuance

As of December 31, 2024, the Company has issued 40 Class Q Shares to EQT AB Group. EQT AB Group currently holds all of the Company’s outstanding Class Q Shares.

Dealer-Manager Agreement

Pursuant to the form of Dealer-Manager Agreement, the Dealer-Manager will solicit sales of the Company’s Shares authorized for issue in accordance with the Company’s confidential Private Placement Memorandum and will provide certain administrative and shareholder services to the Company, subject to the terms and conditions set forth in the Dealer-Manager Agreement. The Dealer-Manager will receive certain front-end sales charges, Distribution Fees, Servicing Fees and certain other fees as described in the Private Placement Memorandum.

Indemnification Agreements with Directors and Executive Officers

The Company has entered into indemnification agreements (“Indemnification Agreements”) with each of its directors and executive officers (each, an “Indemnitee”). The Indemnification Agreements provide that we will, subject to certain limitations and exceptions, indemnify, to the fullest extent permitted under Delaware law, and advance expenses to, each Indemnitee, in connection with (among other things), the Indemnitee’s capacity as a director or executive officer of the Company.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” for information on director independence.

Potential Conflicts of Interest

Overview

Various potential and actual conflicts of interest are expected to arise from the overall investment activities of EQT. EQT is a global investment organization and, as such, has multiple management, advisory, transactional, financial and other interests that could conflict with those of the Company and its shareholders. EQT may in the future engage in further activities that will result in additional conflicts of interest not addressed below. In particular, instances may arise where the interests of the Company and/or one or more of the shareholders conflict with interests of the Manager, EQT Partners, other members of EQT AB Group, other EQT Vehicles and/or EQT Executives. The following discussion highlights certain potential conflicts of interest which should be carefully evaluated before making an investment in the Company. Shareholders should note that the summary below is not a complete or exhaustive list or explanation of all conflicts of interest that could arise in respect of the operations of the Company. There can be no assurances that any conflicts of interest which may arise will be resolved in a manner that is favorable to the Company and shareholders should note that the LLC Agreement contains provisions that (i) reduce, eliminate, waive or otherwise vary the duties (including fiduciary and other duties) to which the Manager, the Board (including any committee thereof), the Company’s officers and certain other persons would otherwise be subject in respect of its activities relating to the Company and its shareholders (but such provisions do not, for the avoidance of doubt, waive the fiduciary duty that the Manager owes to the Company under the Advisers Act), (ii) consent to conduct of such persons that might not otherwise be permitted pursuant to such duties, and (iii) limit the remedies available to shareholders in respect of any breaches of such duties. See “Item 1A. Risk Factors––Risks Related to Our Structure––Our LLC Agreement contains provisions that reduce or eliminate duties (including fiduciary duties) of our Board and limit remedies available to shareholders for actions that might otherwise constitute a breach of duty. It will be difficult for shareholders to successfully challenge a resolution or course of action taken with respect to a conflict of interest in accordance with the LLC Agreement.” Form ADV Part 2A (as maintained by the Manager) also contains certain further information regarding conflicts of interest relating to EQT that are relevant to the Company and EQT Vehicles. Shareholders are encouraged to read Form ADV Part 2A maintained by the Manager prior to investing in the Company, which is available on the SEC’s website at www.sec.gov.

Certain conflicts of interest may be presented to the Audit Committee for its review, as provided for in the LLC Agreement. By subscribing for Shares, shareholders will, to the fullest extent permitted by applicable law, be deemed to have acknowledged the existence of actual or potential conflicts of interest relating to the activities of the Company and members of EQT AB Group (including those described below) and, subject to any relevant requirements to address relevant conflicts of interest as set out under the terms of the LLC Agreement, to have consented to, and waived any claim with respect to any liability arising from, the existence of any such conflicts of interest described in this section, elsewhere in this Annual Report on Form 10-K, our Registration Statement on Form 10, the LLC Agreement or the Management Agreement, and to the operation of the Company subject to those conflicts and to the actions taken by EQT to address such conflicts. The following discussion also highlights certain other steps which may be taken with a view to resolving, mitigating or otherwise addressing conflicts of interest that may arise. Shareholders should, however, be aware that alternative procedures for managing such conflicts of interest may also be established from time to time and, accordingly, any such alternative procedures and steps as are adopted from time to time may provide for steps to be taken which are different to those steps outlined below or for the modification of such steps.

It is important to note that the approval process for decisions made by the Manager with respect to the Company is independent of that of other EQT Vehicles. However, as further described herein, certain entities (and the individuals representing or involved with the activities of such entities) may be involved in the activities of both the Company and other EQT Vehicles. For example, the Manager will be involved in acquisitions or related activities (even if in differing capacities) on behalf of both the Company and other EQT Vehicles. Additionally, EQT Partners (and its Advisory Professionals) may provide advice for the benefit of both the Manager of the Company and the managers and/or operators of other EQT Vehicles.

Potential Conflicts of Interest between the Company and other EQT Vehicles

EQT Partners Inc.

The Manager acts as an adviser and/or service provider of or with respect to multiple EQT Vehicles and, in the future, may act as an adviser and/or service provider of or with respect to other EQT Vehicles. This may present a conflict of interest if the Manager, as the manager of the Company and an adviser and/or any service provider of or with respect to one or more other EQT Vehicles, pursues the interests of the Company and another EQT Vehicle simultaneously. For example, to the extent the Company and one or more such other EQT Vehicles participate in the same acquisition, then conflicts of interest may arise in respect of such acquisition (including regarding their respective governance rights in respect of the portfolio company, their participation in any follow-on acquisitions and their liquidity rights or requirements, including exit timeframe, with respect to such portfolio company). In circumstances where such conflicts arise, among other things, personnel of the Manager may be split such that only certain directors of the Manager will be able to participate in meetings, and vote on matters, relating to the Company, and such directors shall not be entitled to participate in, or vote on matters relating to, such other EQT Vehicle. If such a split should not be feasible or practicable, the matter may be referred to the EQT Conflicts Committee (defined herein) for a recommended course of action. EQT has also established a dedicated investment committee for each EQT Vehicle in respect of which it acts as the manager, with a view to managing potential conflicts which may arise in acting as the manager for more than one EQT Vehicle. As mentioned above, alternative procedures for managing such conflicts of interest may also be established from time to time. Accordingly, in circumstances where such a conflict of interest arises, decisions and recommendations relating to the Company are, to the extent practicable, sought to be made independently of any decisions and recommendations made by the Manager and/or its affiliates as a manager or service provider in respect of any other EQT Vehicle.

Advisory Professionals and other EQT Professionals

The functions and duties that members of EQT AB Group and EQT Executives (including, for the avoidance of doubt, Advisory Professionals and executives of EQT Partners) undertake for the benefit of the Company, or in the case of Advisory Professionals on behalf of EQT Partners, will not be exclusive and such members of EQT AB Group and the EQT Executives may perform similar functions and duties for other members of EQT AB Group and/or other EQT Vehicles and conflicts of interest may arise in allocating time, services and/or functions among such members of EQT AB Group, other EQT Vehicles and the Company.

Advisory Professionals and EQT Executives who are members, employees, officers or directors of EQT AB Group entities that provide advice to the Manager and/or provide advice to, or are active members of or participants on, any relevant committees or boards or involved with the activities of the Company may be members, employees, officers or directors of entities or advisory teams that make investment decisions for or provide advice to other EQT Vehicles, their respective general partners, managers or equivalent committees, boards or similar and other business lines/strategies within EQT AB Group more generally (including in relation to the same portfolio company). Certain Advisory Professionals and EQT Executives may therefore have significant other advisory responsibilities in addition to providing advice to the Manager in respect of the Company or acting as members of or participants on any relevant committees or boards or involved with the activities of the Company, including with respect to portfolio companies of other EQT Vehicles (which in some cases may also be a portfolio company held or operated by the Company). In addition, Advisory Professionals and EQT Executives that provide advice to the Manager and/or provide advice to, or are active members of or participants on, any relevant committees or boards involved with the activities of the Company may themselves provide advice to the general partners, manager or operators of other EQT Vehicles. This could present a conflict of interest if such persons pursue the interests of, or have a fiduciary duty obligation to, the Company and another EQT Vehicle simultaneously. It is expected that one or more EQT Executives and/or Advisory Professionals (including through their membership of any acquisition committee or portfolio management function) may potentially be involved in decisions and/or recommendations in respect of allocation of acquisition opportunities to the Company and other EQT Vehicles as well as decisions and/or recommendations in relation to the arrangements of the Company’s and another EQT Vehicle’s participation in one or more portfolio companies. Such circumstances may generate conflicts of interest where any such EQT Executive(s) and/or Advisory Professional(s) is or are required, in separate capacities, to act in the interest of both the Company and the relevant other EQT Vehicle but any such action taken or action not taken in relation to one may influence any action to be taken or action not to be taken for the other. Certain EQT Executives may also, as part of EQT Partners’ services, be appointed to the board of a portfolio company (or perform a similar role or function in respect of a project) of an EQT Vehicle (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company (or development of a project) in accordance with the relevant EQT Vehicle’s shareholder or equivalent rights) and situations may arise in which an EQT Executive has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Company or a portfolio company of the Company (e.g., where the portfolio company is a competitor of, or has a business relationship with, a Company portfolio company or is looking to make a strategic acquisition of a business that the Company is also looking to acquire). This may include circumstances where an EQT Executive has been appointed to the board (or similar supervisory committee) of a portfolio company (or, if applicable, its holding entity), and represents both the interests of the Company and of one or more other EQT Vehicles which have interests in such portfolio company and whose interests diverge in respect of such portfolio company. In such circumstances, the EQT Executive may be conflicted between acting in the interest of the Company and in the interest of the other EQT Vehicle(s) (for example, where it would be in the Company’s interest to fully dispose of the portfolio company where the other EQT Vehicle(s) wishes to retain their stake). In these circumstances and in connection with the Company’s use of Joint Ventures through which it will make acquisitions, the Company may not be able to require the other EQT Vehicle(s) to dispose of their holdings alongside the Company, for example, through the exercise of drag-along or similar rights (even if such other EQT Vehicle holds a minority position) which may impact the willingness of a potential buyer to acquire the portfolio company or the price and/or terms on which a sale can be achieved and therefore the ability of the Company to successfully dispose of its interest. In addition, members of EQT AB Group may arrange or advise portfolio companies of other EQT Vehicles in relation to the acquisition of companies or businesses that are complementary to their existing businesses without offering such opportunities to the Company and such portfolio companies and the companies or businesses that they acquire may compete with the interests of the portfolio companies of the Company and/or the companies or businesses that they acquire.

The Manager believes that a compensation structure and other economic incentive schemes have been established that will help to reduce or limit any artificial incentives to resolve or take a course of action with respect to conflicts on a basis that inequitably favors one EQT Vehicle over another EQT Vehicle. Through its receipt and allocation of the Performance Allocation to be received among certain professionals within EQT AB Group, EQT is able to create an alignment of its interests and those of such professionals with the interests of the Company’s shareholders. However, professionals within EQT AB Group, including those who will be involved in managing the Company and including, potentially, the non-independent directors on the Company’s Board and members of the Executive Committee, may hold investments in or carried interest in (or be entitled to receive other performance-based compensation from) multiple EQT Vehicles which may present conflicts of interest and create incentives to resolve or take a course of action with respect to a conflict in a manner that is more favorable to another EQT Vehicle than the Company (including as a result of having a greater investment or carried interest investment (or other performance-based compensation entitlements) in such other EQT Vehicle than the Company, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of such other EQT Vehicle as compared with the Company with respect to the conflict matter at hand). Members of EQT AB Group, and directors, officers and employees of members of EQT AB Group may hold an indirect investment in, or receive other economic enticements with respect to, the Company (or beneath the Company through a subsidiary holding vehicle) or otherwise invest directly or indirectly alongside the Company through one or more co-investment schemes established for such purpose.

Board of Directors of the Company

The functions and duties that members of the Board (some of whom may be members of EQT AB Group and EQT Executives) undertake for the benefit of the Company, will not be exclusive and such members of the Board may perform similar functions and duties for other members of EQT AB Group (including, without limitation, the Manager) and/or other EQT Vehicles and/or third parties and, accordingly, conflicts of interest may arise in allocating time, services and/or functions among such other members of EQT AB Group, other EQT Vehicle, one or more third parties and the Company.

Members of the Board may be members, employees, officers, managers or directors of EQT AB Group entities or advisory teams that provide advice to the general partner, manager and/or operator of other EQT Vehicles or may be third parties (including third party investment managers and/or service providers). Certain members of the Board may therefore have significant other responsibilities in addition to their responsibilities in respect of the Company, including with respect to portfolio companies of other EQT Vehicles and/or other third parties. This may present a conflict of interest if such persons pursue the interests of the Company or a third party and another EQT Vehicle simultaneously. Certain members of the Board which are EQT Executives may also, as part of EQT Partners’ services to the Manager, be appointed to the board of a portfolio company of an EQT Vehicle (generally in a supervisory capacity with a view to monitoring the performance of such portfolio company in accordance with the relevant EQT Vehicle’s shareholder rights) and situations may arise in which such a member has a duty to or an interest in a portfolio company which conflicts with its duties to, or the interests of, the Company. Similar conflicts may arise with the interests of members of the Board which are not EQT Executives, including with respect to their engagement with third parties, some of which may compete with the interests of the Company.

A compensation structure and other economic schemes have been established that the Manager believes will help to reduce or limit any artificial incentives to resolve or take a course of action with respect to conflicts on a basis that inequitably favors one EQT Vehicle over another EQT Vehicle. Certain members of the Board may have been or may be invited to make an investment in the EQT Vehicles, some of which the Company will participate alongside in portfolio company transactions, in exchange for a right to receive economic allocations (such as carried interest, where applicable), thereby creating, all other things being equal, an indirect alignment of their interest with those of shareholders. However, members of the Board which are professionals within EQT AB Group may hold investments and/or other economic rights or entitlements with respect to multiple EQT Vehicles which may present conflicts of interest and create incentives to resolve or take a course of action with respect to a conflict which is more favorable to one EQT Vehicle than another EQT Vehicle (including as a result of having a greater investment or economic entitlement in one EQT Vehicle than another EQT Vehicle, or the matter in respect of which a conflict arises having a disproportionate bearing on such professional’s economic entitlement in respect of one EQT Vehicle as compared with another relevant EQT Vehicle with respect to the conflict matter at hand). Members of EQT AB Group, and managers, directors, officers and employees of members of EQT AB Group may hold an indirect investment in, or receive other economic enticements with respect to, the Company through one or more of its subsidiaries or otherwise invest directly or indirectly alongside the Company through one or more co-investment schemes established for such purpose.

Non-EQT Board Members

Members of the Board who satisfy the director independence tests provided for in Section 303A.02 of the New York Stock Exchange Listed Company Manual, as amended from time to time (each, a “Non-EQT Board Member”), may perform similar functions to their functions in respect of the Company for other EQT Vehicles (to the extent consistent with their ability to serve as independent directors of the Company) and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, Non-EQT Board Members may also be appointed to the board of portfolio companies of other EQT Vehicles or third party sponsors, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Company and its portfolio companies. The Non-EQT Board Members may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio companies which may benefit one or more competing organizations or businesses in respect of which the Non-EQT Board Members separately provide advice or otherwise have an interest.

Advisory Committee

From time to time, the Manager may establish an Advisory Committee (“AC”), whose role is to assist the Manager in the evaluation of acquisition opportunities and to act as an independent opinion from the team of Advisory Professionals relating to the Company, to seek its input on the evaluation of acquisition opportunities. Members of the AC may be involved on equivalent bodies or otherwise provide advice, or hold interests, in respect of other EQT Vehicles, may invest in other EQT Vehicles and may also be more generally involved in separate business interests. This may present conflicts of interest. In the event that any member of the AC has an actual or potential conflict of interest by virtue of such member’s involvement with or investment in other EQT Vehicles or other business interests, such member shall be required to disclose such interest but may still be called upon to consider the conflicted matter, as determined on a case-by-case basis by the Manager in its sole discretion. Members of the AC (among other persons) will be entitled to be indemnified out of the assets of the Company with respect to their activities relating to the Company, subject to certain limitations as set out in the Management Agreement. Relatedly, where an AC has been formed with respect to the activities of the Company, no guarantees can be given that the Manager will always consult with the AC with respect to the evaluation of acquisition opportunities, and the Manager will not be required to follow any recommendation provided by the AC with respect to any acquisition opportunity or related matters. All acquisition related decisions will be taken by the Manager and any views presented by the AC represent a recommendation only.

EQT Industrial Advisors

The Manager may consult one or more EQT Industrial Advisors in selecting portfolio companies and in supporting the development of portfolio companies to create value for shareholders. The functions undertaken by the EQT Industrial Advisors with respect to the Company and any of its portfolio companies will not necessarily be exclusive and the EQT Industrial Advisors may perform similar functions for other EQT Vehicles and may perform similar functions for, and have duties to, other organizations and businesses that may give rise to conflicts of interest. In certain cases, EQT Industrial Advisors may also be appointed to the board of portfolio companies (or perform a similar role or function in respect of a project) of other EQT Vehicles, typically in a non-executive capacity, and have other business interests that give rise to conflicts of interest with the interests of the Company or a portfolio company of the Company. Similarly, the EQT Industrial Advisors may be appointed to the board of a portfolio company (or, if applicable, its holding entity) that may give rise to conflicts of interest with the interests of another portfolio company of the Company. The EQT Industrial Advisors may also gain knowledge, expertise and information by virtue of their role with respect to one or more portfolio company which may benefit one or more competing organizations or businesses in respect of which the EQT Industrial Advisors separately provide advice or otherwise have an interest. The EQT Industrial Advisors are generally not considered to be directors or officers of EQT and may be retained by members of EQT AB Group on a consultancy basis for a fee payable by such members. Further, the EQT Industrial Advisors may receive directors’ fees and other cash and non-cash compensation in respect of their roles as a director or officer (or member of a similar supervisory board) of a portfolio company (or, if applicable, its holding entity). Shareholders should note in particular that: (i) the EQT Industrial Advisors are permitted to retain all directors’ fees (and the equivalent) received by them in respect of acting as a director or officer of a portfolio company (or, if applicable, its holding entity); (ii) certain EQT Industrial Advisors may be paid a consultancy fee where they are involved in a specific project relating to the Company (such as due diligence with respect to a potential acquisition), which fee will be paid either by the Company or, if applicable, the relevant portfolio company or its holding entity (and therefore indirectly borne by shareholders in respect of their ownership of Shares); and (iii) in limited situations where the EQT Industrial Advisor has been particularly successful in generating an acquisition opportunity or has made a material contribution to the successful completion of an acquisition opportunity, a discretionary success fee may also be payable in which case such fee would be borne by the Company or, if applicable, the relevant portfolio company or its holding entity (and therefore indirectly borne by shareholders in respect of their ownership of Shares), with the net proceeds of such success fee being re-invested by the EQT Industrial Advisor in the relevant portfolio company. The EQT Industrial Advisors participating in the portfolio performance review process may separately be paid a bonus out of the sale proceeds of the relevant portfolio company (which would therefore reduce the proceeds payable to the Company) if such company has increased in value since the EQT Industrial Advisor joined the portfolio performance review process. None of the above amounts will be credited against the Management Fee payable to the Manager and which is borne by shareholders of the Company.

Furthermore, the Company may acquire portfolio companies in which an EQT Industrial Advisor is invested and such EQT Industrial Advisor may receive co-investment rights in respect thereof. The EQT Industrial Advisors may also invest in portfolio companies at various times during the holding of a portfolio company (and not necessarily the same time as the Company) which may present conflicts of interest including because any such investments by EQT Industrial Advisors may have the effect of diluting the interest held by the Company in such portfolio company. EQT Industrial Advisors and persons engaged solely in an advisory capacity with respect to any team of Advisory Professionals or member of EQT AB Group may include former EQT Executives who will not be treated as EQT Executives for the purposes of the Management Agreement (including any reductions of amounts received for services against the Management Fee and borne by shareholders).

Acquisition Opportunities Alongside EQT Vehicles

The Company expects to acquire portfolio companies by itself and alongside other EQT Vehicles. The Company expects that acquisition opportunities will arise that are suitable for the Company and one or more other EQT Vehicles, managed account and/or other types of investment vehicle or arrangement (including special purpose acquisition vehicles) managed, operated or advised by any member of EQT AB Group.

Prospective investors should note that certain EQT Vehicles, managed accounts and/or other investment vehicles or arrangements have objectives, mandates and/or policies that overlap with those of the Company and that relevant members of EQT AB Group may in the future establish Other Vehicles with objectives, mandates and policies that overlap with those of the Company. For this and other reasons, the Company believes that acquisition opportunities will arise, potentially on a frequent basis, that are either suitable for pursuit by both the Company and any such Other Vehicle or that meet only certain, but not all, relevant criteria for allocation to the Company and as such are offered solely or in part to such Other Vehicle. Prospective investors should also note that one or more Other Vehicles which commenced activity prior to the Company’s establishment have objectives, mandates and policies that overlap with those of the Company, and that in such circumstances the Company may only receive allocations of such portions of relevant acquisition opportunities which remain available once such Other Vehicle’s appetite for participating in such acquisition opportunities has been satisfied in full.

Accordingly, to the extent that a potential acquisition opportunity is suitable for an Other Vehicle as well as the Company, shareholders should be aware that, having regard to factors such as those outlined below, it may be determined that the Company should not be allocated all or any part of such opportunity and that such opportunity should instead be allocated, in whole or in part, to one or more Other Vehicles. While the potential for conflicts relating to the allocation of acquisition opportunities cannot be wholly eliminated, to the extent that any potential acquisition opportunities have been identified by EQT Partners which fall within the acquisition strategy of the Company and those of any Other Vehicle, then, subject to any existing contractual arrangements (in addition to the arrangements set out herein) or legal, tax or regulatory requirements or restrictions to the contrary or circumstances where it is not practicable to do so and/or any circumstances where the relevant opportunity is otherwise deemed by the Manager to be unsuitable or imprudent for pursuit by the Company (and therefore not to be pursued by the Company), the head (or, as the case may be, a co-head) of the relevant advisory team in relation to the Company and the head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle shall seek to agree on a recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the operator, manager or general partner (as applicable) of the Other Vehicle with respect to the allocation of such acquisition opportunities between the Company and any such Other Vehicle. In the event that no agreement can be reached or such recommendation is not accepted, then the Allocations Committee (or a subset of its members or a sub-committee thereof) shall reasonably determine the recommendation for the Manager to provide to the Company and for such head (or, as the case may be, a co-head) of the team within EQT Partners that provides advice to the Other Vehicle to provide to the manager, general partner, advisor and/or operator (as applicable) of the Other Vehicle with respect to the allocation of any such acquisition opportunity. Any such recommendation determination (whether made by the aforementioned team heads (or, as applicable, co-heads) or by the Allocations Committee (or a subset of its members or a sub-committee thereof)) shall be made in good faith and on a fair and reasonable basis, taking into consideration such factors as may be deemed relevant including, but not limited to, the total amount of the proposed acquisition and the relative amounts that the Company and Other Vehicle have available for deployment, the proposed closing date of the transaction, the remaining terms of the Other Vehicle, the sourcing of the transaction and the nature and extent of involvement in the transaction of the Advisory Professionals that relate to the Company and to such Other Vehicle, the nature of the focus of the Company and such Other Vehicle and legal, tax, regulatory or similar considerations relevant to the Company and Other Vehicle.

In addition to the foregoing, subject to the terms of our LLC Agreement and the Management Agreement, circumstances may arise where the Manager determines that a suitable acquisition opportunity should not be offered to the Company in full or at all, in which case part or all of any such opportunity (as applicable) may then be offered to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors, without allocation based on the procedures described above, on the basis that the Manager has determined not to participate in the relevant acquisition opportunity in full or at all. This includes circumstances in which the Manager determines that the Company should not pursue some or all of an acquisition opportunity including, but not limited to, situations in which such acquisition would exceed the Company’s full desired concentration in a relevant business sector or industry, and/or geographical region, because such acquisition would, for example, result in the Company exceeding relevant acquisition guidelines or in circumstances where such opportunity is otherwise deemed unsuitable or imprudent having regard to the business case for, and expected requirements of, the opportunity and the ability of the Company to meet such requirements over the duration of the expected holding period for the asset. In such circumstances, the Manager is expected to first make a determination as to whether the Company has satisfied its demand to participate in such acquisition opportunity to the full extent desired or otherwise determines such acquisition opportunity is not suitable or would be imprudent (in whole or in part) for participation by the Company (having regard to factors such as those referred to above) in which case any such acquisition opportunity may be offered for allocation to the operator, manager or general partner (as applicable) of an Other Vehicle or to co-investors. See “—Co-investment Opportunities and Broken Deal Expenses” for further information regarding co-investment opportunities and related conflicts.

More generally, shareholders should note that any such Other Vehicle may provide for economic allocations (including a management fee, priority profit share (or similar) and/or (directly or indirectly) performance allocation or “carried interest” (or similar)) in favor of one or more members of EQT AB Group and/or EQT Executives (including those who make decisions and recommendations with respect to acquisition opportunities (including allocation) that may be suitable for the Company), which are potentially more beneficial to members of EQT AB Group and/or EQT Executives than the equivalent or other economic entitlements provided with respect to the Company. Shareholders should be aware that, while relevant members of, and personnel within, EQT Partners will seek to make recommendations regarding the allocation of acquisition opportunities and operators, managers or general partners of EQT Vehicles will seek to offer such acquisition opportunities on a fair and reasonable basis having regard to relevant considerations such as those described above, such economic entitlements and other similar considerations could nonetheless be expected to create incentives to allocate particular acquisition opportunities, or the whole of any such opportunities, to such Other Vehicle rather than, or to a greater extent than, the Company.

There may be circumstances (including with respect to portfolios of assets that might be suitable for both the Company and other EQT Vehicles), including in the case where there is a seller who is seeking to dispose a pool or combination of assets, securities or instruments, where the Company and other EQT Vehicles participate in a single or related series of transactions with a particular seller where certain of such assets, securities or instruments are specifically allocated (in whole or in part) to any of the Company and such EQT Vehicles. Similarly, there may be circumstances where the Company and EQT Vehicles are seeking to dispose of a pool or combination of assets, securities or instruments and participate in a single or related transactions with a particular buyer. The allocation of such specific items generally would be determined on a fair and reasonable basis as more fully described above. Also, a pool may contain both debt and equity instruments that EQT determines should be allocated to different vehicles. In such situations, the Company and other EQT Vehicles would typically acquire (or sell) such pool or combination of assets for a single combined purchase price with no prices specified for individual assets, securities or instruments. Accordingly, EQT will have a conflict in establishing the specific prices to be paid for each asset, security or instrument by the Company and the applicable EQT Vehicles. In some cases, a counterparty will require an allocation of value in the purchase or sale contract, though EQT could determine such allocation of value is not accurate and should not be relied upon. EQT will generally rely upon internal analysis to determine the ultimate allocation of value, though it could also obtain third-party valuation reports. There can be no assurance that a portfolio company of the Company will not be valued or allocated a purchase price that is higher or lower than it might otherwise have been allocated if such portfolio company were acquired or sold independently rather than as a component of a portfolio shared with EQT Vehicles. These conflicts related to allocation of portfolios will not necessarily be resolved in favor of the Company.

Joint Participation in Acquisitions

To the extent to which the Manager and/or its affiliates acts as the manager, operator and/or advisor of or in relation to both the Company and an Other Vehicle which participate in the same acquisition, then conflicts of interest could arise in respect of such acquisition (including, for example, with respect to their ability to exit, the timing of any exit, their participation in follow-on acquisitions (including the price at which the Company and an Other Vehicle may participate in follow-on acquisitions), the terms of any proposed sale of a portfolio company with one or more third parties or other EQT Vehicles (such as an EQT-sponsored continuation vehicle) (including both a full disposition and a partial disposition of the portfolio company) when the Company and an Other Vehicle are not both seeking to realize their proportionate share of the portfolio company at the same time (which could be expected to present potential conflicts in securing the best terms for the selling party while the non-selling party is concurrently seeking to negotiate revised terms for holding the portfolio company alongside such third-party purchaser(s) or other EQT Vehicle(s) going forward), and other rights and considerations with respect to, such portfolio company). In general, the Manager and/or its affiliates owe fiduciary duties not only to the Company but also to Other Vehicles, which may be in conflict with the duties owed to the Company.

Further, the participation by an Other Vehicle alongside the Company could result in, or necessitate, such Other Vehicle securing one or more options, rights and/or other entitlements in relation to a portfolio company which may be exercised independently from, and in a manner that does not necessarily align with the best interests of, the Company. Such rights, options and/or entitlements may be obtained and exercised in circumstances where such Other Vehicle is a co-controlling or minority shareholder (or the equivalent) alongside the Company and, where a minority shareholder, such rights, options and/or entitlements may extend beyond those that might typically be expected to be held by a minority investor holding an equivalently sized stake or shareholding alongside the Company, including to accommodate certain legal, tax, regulatory or structuring considerations. While the interests of the Company and any such Other Vehicle are generally expected to align, circumstances could arise where such Other Vehicle seeks to exercise (or chooses refrain from exercising) such rights, options and/or entitlements at a time or in a manner which does not necessarily align with the interests of the Company, which could have an adverse impact on the Company and shareholders. Similarly, the Company itself may seek to exercise (or choose to refrain from exercising) its rights, options and entitlements with respect to the portfolio company (as the majority holder of the portfolio company) in circumstances where any such Other Vehicle (as a co-controller or minority holder of the portfolio company) decides to exercise (or refrain from exercising) its rights, options and entitlements in a different manner than the Company, and the rights of the Company (as the majority holder or co-controller) will not necessarily extend to obliging such Other Vehicle to follow any particular course of action (or inaction). This could include circumstances where, for example, the Company (as the majority holder or co-controller) determines to sell its holding at a time where such Other Vehicle (as a minority holder or co-controller) decides to retain all or a portion of its stake in the relevant portfolio company, or vice versa. In such circumstances, a decision by such Other Vehicle (as a minority holder or co-controller) not to exit at the same time as the Company may adversely impact the ability of the Company to successfully sell its stake in the portfolio company (for example, because a prospective purchaser wishes to acquire the entire shareholding (or the equivalent), including, in a case where such Other Vehicle does not wish to sell, the portion held by such Other Vehicle (as a minority holder or co-controller) or, in a case where such

Other Vehicle sells its stake before the Company does, the portion held by the party or parties that purchased the Other Vehicle’s stake) and/or the terms (including with respect to price) on which the Company can make such sale (for example, because any proposed purchaser would, as the new majority holder or co-controller, need to accommodate the rights, options and/or entitlements of such Other Vehicle (or, in a case where such Other Vehicle sells its stake before the Company does, the party or parties that purchased the Other Vehicle’s stake), which rights, options and/or entitlements may extend beyond those typically expected for a minority holder or co-controller retaining an equivalent stake in a company or project). Such options, rights and/or other entitlements may also include a “right of first offer”, “right of first refusal” and/or similar rights, in each case granted to the Company by an Other Vehicle and/or granted by the Company to an Other Vehicle to be exercised in connection with any proposed sale of an interest in a portfolio company by the Company or an Other Vehicle. Additionally, to the extent an Other Vehicle determines to sell its holding at a time when the Company decides to retain all or a portion of its stake in such portfolio company, and the proposed disposition transaction is not consummated, the Company may be required to pay its pro rata share of any Broken Deal Expenses resulting therefrom. Circumstances could also arise where a third-party buyer makes an offer to the Company and an Other Vehicle to purchase a portion of their respective interests in a portfolio company on terms that the Other Vehicle believes to be attractive and where the partial disposition, if executed, would cause the Company’s interest in the portfolio company to be an “investment security” within the meaning of the Investment Company Act. This could lead to a conflict of interest in that the partial disposition could have an adverse effect on the Company from an Investment Company Act standpoint but would be beneficial for the Other Vehicle due to the attractive terms of the offer.

In addition, circumstances could arise where the Company wishes to participate in a follow-on opportunity in respect of a portfolio company in which the Company has previously acquired an interest alongside an Other Vehicle but the Other Vehicle wishes not to participate in such follow-on opportunity (e.g., the Other Vehicle is a private equity fund, which typically have fixed lifespans, and is past its investment period, such that it no longer has sufficient capital available to participate in the opportunity), or vice versa. Such follow-on acquisitions could result in the Company and Other Vehicle holding different interests in the relevant portfolio company’s capital structure (e.g., where the Company holds common shares in the portfolio company while the Other Vehicle holds preferred shares in the Company). See “—Portfolio Companies in Which EQT and/or EQT Vehicles Have a Different Principal Interest” herein. In such circumstances, the Other Vehicle’s decision to participate or not participate in the follow-on opportunity could adversely affect the Company, including, for example, by diluting the Company’s economic interest in the portfolio company (as compared to the Other Vehicle), by making the Company’s interest in the portfolio company subordinate to the Other Vehicle’s interest in the portfolio company. Any decision not to make follow-on acquisitions may have a substantial negative effect on the portfolio company in need of such capital, may result in a lost opportunity for the Company and/or the relevant EQT Vehicle to increase its participation in a successful enterprise, may result in the holdings of the portfolio company becoming diluted and if the follow-on acquisition is offered at a discount to market value, may result in a loss of value for the Company and the relevant EQT Vehicle. More generally, matters could arise in the activities or operations of a portfolio company in relation to which the Company and Other Vehicle may have different interests and preferences and may therefore wish to exercise their voting or other governance rights in different manners.

Shareholders should also note that professionals within EQT AB Group who will be involved in managing the Company, including, potentially, the non-independent directors on the Company’s Board, may hold investments in, be invested in carried interest in (or be entitled to receive other performance-based compensation from), one or more Other Vehicles that participate in the same acquisitions as the Company, which may present conflicts of interest and create incentives to resolve or take a course of action with respect to a conflict in a manner that is more favorable to such Other Vehicles than the Company. Please also refer to “—Advisory Professionals and other EQT Professionals” above.

Any such misalignment of interests described above could adversely impact the Company’s holding of the relevant portfolio company, its ability to successfully sell its stake in the portfolio company on the most favorable terms reasonably available at the time and the performance of the Company more generally. While the Manager will generally seek to avoid any such circumstances arising (and has put in place arrangements, as further explained below, aimed at mitigating the risks of any such misalignment of interests), shareholders should be aware that no guarantees or assurances can be given that such a misalignment of interests will always be avoided or will always be resolved in a manner most favorable to the interests of the Company.

In order to manage any such conflicts, among other procedures and practices, personnel of the Manager may be split such that only certain directors of the Manager will be able to participate in meetings, and vote on matters, relating to the Company’s holding, and such directors shall not be entitled to participate in, or vote on matters relating to, the Other Vehicle’s holding where a conflict arises. If such a split should not be feasible or practicable (and alternative arrangements cannot be made to suitably manage potential conflicts, including for example, by forming a sub-committee of the personnel representing the Company and such Other Vehicle), the matter may be referred to the Allocations Committee or a subset of its members or a sub-committee thereof or a conflicts of interest committee established by EQT in order to address, and where relevant recommend to the general partner, manager and/or operator of an EQT Vehicle a course of action with respect to, certain conflicts brought to its attention in respect of the EQT strategies and the EQT Vehicles (the “EQT Conflicts Committee”) or a recommended course of action. The EQT Conflicts Committee will only consider the matters referred to it by the Manager where the foregoing procedures are not practicable or feasible. For illustrative purposes, a portfolio company of a Joint Venture between the Company and an Other Vehicle managed by the same personnel of the Manager may seek to make a long-term investment shortly before the end of the Other Vehicle’s investment period (compared to the Company’s indefinite period), and a conflict arises in respect of whether such long-term investment should be made. In this scenario, to the extent that the relevant personnel of the Manager could not be split, or other suitable arrangements could not be made to mitigate this conflict, the Manager may refer the matter to the EQT Conflicts Committee for a recommendation. In addition, the Company and such Other Vehicle (or one or more of their respective holding vehicles) may in such circumstances enter into a shareholders’ agreement (or similar arrangement) to govern their future relationship and governance with respect to such jointly held portfolio company, in which case the provisions of such shareholders’ agreement (or similar arrangement) may govern with respect to any future matters which arise and present a conflict of interest with respect to their joint holding of a portfolio company including with respect to exit rights with respect to the portfolio company. As mentioned above, alternative procedures for managing such conflicts of interest may also be established from time to time.

Conversely, potential conflicts may arise where the interests of the Company and another EQT Vehicle do not align and which are deemed to be approved by all shareholders pursuant to the Company’s LLC Agreement, including matters contemplated herein (including the documents incorporated by reference herein) and in the Company’s private placement memorandum. For example, the possibility of joint participation in an acquisition by an Other Vehicle alongside the Company has been disclosed in this Annual Report on Form 10-K and any actual or potential conflicts between such entities (whether or not the Manager of the Company acts as the operator and/or adviser of the Other Vehicle in question which participate in the same acquisitions) are deemed to be approved by all shareholders.

Other EQT Vehicles

The Company will generally acquire equity or equity-related interests in portfolio companies by itself and alongside other EQT Vehicles. The Company expects that there will be circumstances in which the Company may acquire a portfolio company in which another EQT Vehicle may or will become a participant, and EQT may in the future develop fund or investment strategies which may target portfolio companies that are suitable for acquisition by the Company. Moreover, acquisition opportunities may arise in a portfolio company where parts of the corporate group or its business are suitable for the Company and the same or other parts of the corporate group or business are, having regard to the considerations outlined above, suitable for one or more other EQT Vehicles and accordingly the Company and such other EQT Vehicle will jointly participate in the acquisition (including by having co-control and/or other governance rights), either as a whole or in the relevant part of the overall corporate group or relevant business satisfying their respective acquisition criteria. As the basis for making a particular acquisition may differ between the Company and such other EQT Vehicle, the views on the management of, and exit from, any such portfolio company may differ. As such, there may be conflicts of interest between the Company and the relevant other EQT Vehicle in respect of their holding of the portfolio company. The economic and other terms of acquisitions made by the Company and its objectives and strategy with respect to such acquisitions may conflict with those of the other relevant EQT Vehicle (particularly if the Company and the other relevant EQT Vehicle hold different business interests in or participate in different parts of the capital structure of a relevant portfolio company). Please refer to the section above entitled “—Joint Participation in Acquisitions” for further details of the types of conflicts that may materialize in such circumstances. In the event of any personnel of the Manager, in relation to a matter for their approval, having a conflict of interest arising as a consequence of their representation on the board of the general partner and/or manager of another EQT Vehicle, the personnel of the Manager will take all reasonable steps designed to identify, manage and monitor conflicts of interest and may, for example, form a committee comprised of a majority of individuals who are not so conflicted. As such, the Manager will seek to determine the terms of a proposed transaction without regard to the interests of the other relevant EQT Vehicle. In the event that such a committee is not feasible or the relevant conflict of interest may lead to a material adverse effect on one or more of such EQT Vehicles, the matter may be referred to the EQT Conflicts Committee.

Additionally, if a portfolio company in which both the Company and another EQT Vehicle have an interest runs into difficulties, then decisions about what action should be taken and the terms of any work-out or restructuring may raise conflicts of interest. For example, if a portfolio company is in distress, decisions as to restructuring may raise conflicts of interest between the Company and another EQT Vehicle holding an interest in such portfolio company. For instance, the Company may be best served by a debt restructuring/rescheduling rather than a liquidation of the portfolio company, which would allow debt to be repaid at the expense of the equity providers. Similarly, it may be that certain parts of the overall business of a relevant portfolio company held by the Company are performing well while other parts of its business held by another EQT Vehicle are performing poorly (or vice versa), which may present conflicts of interest, including as to the well-performing parts of a business subsidizing poorly performing parts, whether there should be any ring-fencing of losses or liabilities attributable to poorly performing parts of a business from the well-performing parts, and whether any particular steps or actions should be taken to remedy a poorly performing part of a business (including a sale or restructuring and the terms thereof).

To mitigate any such potential conflicts (including when acquiring debt of companies in which the Company holds an equity interest), the operators, general partners and/or managers of the other EQT Vehicles will adopt certain conflicts protocols (including requirements for the acquisition of any such debt to be consistent with arms’-length terms). Although the Manager believes that such protocols will limit the potential for conflicts of interest, situations may arise where applying such protocols does not necessarily resolve any such conflicts in the shareholders’ best interests.

Such potential conflicts may be more significant where the Company holds multiple portfolio companies alongside another EQT Vehicle where both have co-control or similar rights, such that the decisions and views of such other EQT Vehicle may materially impact the ability of the Company to act (or not act) in the manner it otherwise would have liked to. While it is generally expected that in such circumstances, the Company and such other EQT Vehicle would have an alignment of interest, this may not always be the case. In particular, prospective investors should note that, if the Management Agreement is terminated by the Company, the Company is obligated to forfeit any controlling interest in any joint venture, and the participation by other EQT Vehicles in the portfolio companies held by the Company may impact the Company’s ability to find a suitable replacement manager, and the ability of any such replacement manager to exercise rights with respect to the underlying portfolio companies (including the ability to sell interests therein) may be restricted, all of which may adversely affect the ability of the Company to operate in the manner intended following termination of the Management Agreement. Moreover, the Company may acquire one or more portfolio companies alongside another EQT Vehicle on terms which provide for the investors in such EQT Vehicle (subject to certain conditions being met) to exercise certain rights to remove or replace members of EQT AB Group as the manager, general partner and/or operator of such EQT Vehicle and to replace such member of EQT AB Group with a third party manager, general partner and/or operator whose interests with respect to one or more portfolio companies in which the Company invests do not align with those of the Company. In such circumstances, any such replacement may seek to exercise rights with respect to a portfolio company in which the Company holds an interest (or otherwise frustrate the rights of the Company) in a manner which adversely affects the interests of the Company with respect to such portfolio company. In such circumstances, the ability of the Company to exercise rights with respect to the underlying portfolio companies (including the ability to sell interests therein) may be restricted, all of which may adversely affect the ability of the Company to operate in the manner intended.

In the event of a restructuring or work-out plan in which contractual terms are altered or additional capital is required to be contributed by the Company, the AC will, where applicable, be consulted.

Affiliated Broker-Dealer and Underwriting Activities

EQT has formed, and may in the future determine to form, invest in or utilize one or more broker-dealer (or similar) entities that may, from time to time, either itself or in conjunction with third parties (including as the case may be, through arrangements entered into with third party finance providers) be engaged to manage, provide services, or otherwise participate in, underwriting syndicates, or similar activities, with respect to the securities and debt instruments of portfolio companies and non-controlled entities in or through which the Company and various EQT Vehicles make acquisitions (including, potentially, co-investment vehicles relating thereto). EQT itself may choose to underwrite the financing of all or part of an acquisition in whole, or in part, using its own balance sheet capital, and may provide capital markets advisory, acquisition financing, syndication and/or “sell-down” services and related services to one or more portfolio companies of the Company or other EQT Vehicles. Similarly, EQT itself may provide guarantees, equity commitment letters and/or other undertakings supported by its own balance sheet capital with respect to prospective acquisitions to be made by or on behalf of the Company, in connection with which it may charge an arrangement and/or commitment or other similar types of fees for the provision of such services. Affiliated broker-dealers could, as a consequence of such activities, hold positions in instruments and securities issued by the Company’s portfolio companies, enter into obligations to acquire such instruments or securities, and engage in transactions that could also be appropriate acquisitions for the Company. Any such arrangements would be entered into on terms consistent with an arms’-length transaction, that EQT determines to be within customary market norms for unaffiliated broker-dealers or other third-party providing similar services. EQT and/or one or more of its affiliates engaged in any such activities may receive an underwriting, syndication, sell-down, placement, commitment, arrangement and/or other fees or compensation in connection with such services which may be retained by EQT and/or one or more of its affiliates (as applicable) without any reduction of, or offset against, the Management Fee which is borne by the shareholders. In certain circumstances, where an EQT-affiliated broker is participating in underwriting and financing transactions, it could be doing so as lead or sole arranger, in which case, it will be responsible for establishing the relevant fees and other payments charged to the Company’s portfolio companies or other issuers in which the Company holds an interest. In addition, the Company could be prevented from participating in a Joint Venture as a result of an EQT-affiliated broker participating in such underwriting or financing transactions. Where an EQT-affiliated broker-dealer serves as underwriter with respect to a portfolio company’s securities, the Company will generally be subject to a “lock-up” period following the offering under applicable regulations or agreements during which time its ability to sell any securities that it continues to hold is restricted. This could prejudice the Company’s ability to dispose of such securities at an opportune time.

Certain conflicts of interest in connection with the Company may arise due to the potential engagement of any such broker-dealers that may be affiliated or otherwise have contractual arrangements in place with EQT, in particular in respect of any portfolio companies or vehicles with respect to which the EQT affiliated brokers-dealers provide services. For example, EQT may be seen as incentivized to: (i) seek to influence the decision by a portfolio company’s management to retain or otherwise transact with an EQT affiliated broker-dealer, instead of other broker-dealers that may be more appropriate or offer better terms, but who are unaffiliated with EQT; or

(ii) structure portfolio company transactions, including co-investment opportunities, so that they require the use of an EQT affiliated broker-dealer. Conflicts could further arise where EQT may be incentivized to underwrite and/or syndicate securities, or provide guarantees or commitments, as a result of the fees that could be earned from EQT itself underwriting the financing or providing a guarantee or commitment of an acquisition. Moreover, in situations where an EQT affiliated broker-dealer, as a result of such activities, holds a position in a portfolio company (or, if applicable, its holding entity) in which the Company or an EQT Vehicle holds interests (including as a result of a shortfall arising as a result of an incomplete or failed syndication), the arrangement may lead to a conflict between the EQT affiliated broker-dealer and the Company and/or such EQT Vehicle in the event of a default by, or the liquidation of, the portfolio company or a restructuring or renegotiation of the terms of a loan or other relevant securities. In certain circumstances, including by way of an example, where a portfolio company becomes distressed and the participants in the relevant offering have a valid claim against the underwriter, the Company or the participating EQT Vehicle may have a conflict in determining whether to seek recourse or sue an EQT affiliated broker-dealer. While such potential conflicts cannot be excluded, any EQT affiliated broker-dealer will generally seek to provide such underwriting activities as part of an underwriting syndicate where the EQT affiliated broker-dealer would exercise any voting or other rights relating to a portfolio company of the Company in line with the voting and exercise of corresponding rights held by other, non-EQT affiliate, members of such syndicate, with any fees charged in connection with its services being charged on a consistent basis with other non-EQT affiliated broker-dealers providing similar services as part of such syndicate.

Portfolio Companies in Which EQT and/or EQT Vehicles Have a Different Principal Interest

EQT and EQT Vehicles invest in a broad range of asset classes throughout the corporate capital structure. These investments may include investments in corporate loans and debt securities, preferred equity securities and common equity securities. Accordingly, EQT and/or EQT Vehicles will from time to time invest in different parts of the capital structure of an entity or other issuer in which the Company invests, which could lead to situations where there is a conflict between the Company’s interests and those of EQT and/or such EQT Vehicles in relation to the portfolio company.

With respect to portfolio companies of the Company, the Company has the ability to acquire controlling or other significant influence positions in some of its portfolio companies and will also seek to acquire some portfolio companies in which it does not acquire such positions. The Company could at times have the ability to elect some or all of the members of the board of directors of its portfolio companies and thereby influence and control their policies and operations, including the appointment of management, future issuances of common stock, or other securities, the payments of dividends, if any, on their common stock, the incurrence of debt, amendments to their certificates of incorporation and bylaws, and entering into extraordinary transactions. Certain actions of a portfolio company that EQT is in a position to control or influence by reason of the Company’s interest in such company could be in the interests of the Company but adverse to the interests of an EQT Vehicle that has also invested in the portfolio company or vice versa. For example, the Company could have an interest in pursuing an acquisition that would increase indebtedness, a divestiture of revenue-generating assets, or another transaction that, in EQT’s judgment, could enhance the value of the Company’s assets, but would subject any debt investments including opportunistic credit, mezzanine debt investments and high performing debt strategies made by an EQT Vehicle to additional or increased risk.

In addition, to the extent that the Company is the controlling shareholder of a portfolio company, EQT is likely to have the ability to determine (or significantly influence) the outcome of all matters requiring shareholder approval and to cause or prevent a change of control of such company or a change in the composition of its board of directors and could preclude any unsolicited acquisition of that entity. The interests of an EQT Vehicle that has invested in the portfolio company with respect to the management, investment decisions, or operations of a portfolio company could at times be in direct conflict with those of the Company. As a result, EQT could face actual or apparent conflicts of interest, in particular in exercising powers of control over such portfolio companies.

For example, with respect to the Company’s interests in certain companies, members of EQT and/or EQT Vehicles could invest in debt or preferred equity issued by the same companies. The interests of the Company will not be aligned in all circumstances with the interests of EQT or EQT Vehicles to the extent that they hold debt interests, which could create actual or potential conflicts of interest or the appearance of such conflicts. Similar conflicts could arise where the Company holds preferred shares in a portfolio company in which EQT or EQT Vehicles hold common shares. Under any of these circumstances, actions could be taken by EQT and/or the EQT Vehicles that are adverse to the Company. The interests of the Company, EQT and/or EQT Vehicles investing in different parts of the capital structure of a portfolio company are particularly likely to conflict in the case of financial distress of the company. For example, if additional financing is necessary as a result of financial or other difficulties of a portfolio company, it will generally not be in the best interests of an EQT Vehicle, as a holder of debt issued by such company, to provide such additional financing and the ability of the Manager or EQT to recommend such additional financing as being in the best interests of the Company might be impaired. In addition, it is possible that, in a bankruptcy proceeding, the Company’s interests could be subordinated or otherwise adversely affected by virtue of EQT’s and/or such EQT Vehicles’ involvement and actions relating to their investment. There can be no assurance that the term of or the return on the Company’s investment will be equivalent to or better than the term of or the returns obtained by the EQT Vehicles participating in the transaction. This could result in a loss or substantial dilution of the Company’s portfolio company, while EQT or an EQT Vehicle recovers all or part of amounts due to it. Similarly, the Manager’s ability to implement the Company’s strategies effectively will be limited to the extent that contractual obligations entered into in respect of the activities of EQT and/or EQT Vehicles impose restrictions on the Company engaging in transactions that the Manager would be interested in otherwise pursuing.

In addition, from time to time, the Company could participate in releveraging and recapitalization transactions involving issuers of the Company’s acquisitions in which EQT and/or EQT Vehicles have invested or will invest. Recapitalization transactions will present conflicts of interest, including determinations of whether existing investors are being cashed out at a price that is higher or lower than market value and whether new investors are paying too high or too low a price for the company or purchasing securities with terms that are more or less favorable than the prevailing market terms.

Impact of Other Investment Activities of EQT

EQT is expected to give advice or take action (including entering into short sales or other “opposite way trading” activities) with respect to the investments held by, and transactions of, EQT Vehicles or EQT proprietary entities that are different from, or otherwise inconsistent with, the advice given or timing or nature of any action taken with respect to the portfolio companies held by, and transactions of, the Company. Such different advice and/or inconsistent actions could be due to a variety of reasons, including, without limitation, the differences between the investment objective, program, strategy and tax treatment of certain EQT Vehicles or EQT proprietary entities and the Company or the regulatory status of EQT Vehicles and any related restrictions or obligations imposed on EQT as a fiduciary thereof (including, for example, EQT Vehicles invested in by pension plans and employee benefit plans and constituting “plan assets” subject to ERISA and/or Section 4975 of the Code or EQT Vehicles that are registered as investment companies under the Investment Company Act). Such advice and actions could adversely impact the Company. Additionally, the investment programs employed by EQT for EQT Vehicles or EQT proprietary entities could conflict with the transactions and strategies employed by the Manager and/or EQT AB Group in managing the Company. Where the Company, EQT proprietary entities, and EQT Vehicles hold interests in the same assets, their interests could potentially be in conflict irrespective of whether their assets are at different levels of the capital structure. For example, the timing of entry into or exit from a portfolio company could vary among these parties for reasons such as differences in strategy, existing portfolio or liquidity needs. As a further example, the Company could (but is not required to) engage in bona fide hedging transactions in connection with its holdings, while EQT proprietary entities and EQT Vehicles could enter into such transactions for speculative purposes or, alternatively, hedge a given risk related to a given asset more or less fully than the Company. EQT proprietary entities and EQT Vehicles could enter into such hedging arrangements in connection with acquisitions alongside the Company and, like other shareholders in the Company, could also enter into hedging arrangements in connection with their acquisitions made through the Company (including with respect to the Manager’s or EQT AB Group’s (or each of their affiliate’s) entitlement to receive the Performance Allocation), which arrangements are not employed by the Company itself. These differences in hedging strategy could result in such EQT proprietary entities or EQT Vehicles achieving more or less favorable returns with respect to an asset relative to the returns achieved by the Company or other shareholders in the Company depending upon the timing of the disposition of the relevant asset. Similarly, the form of consideration received in connection with an exit of a portfolio company holding could also vary among these parties if, for example, EQT proprietary accounts receive and retain an in-kind distribution of securities, for example, through an in-kind distribution by an EQT Vehicle or the Company, where such securities are otherwise disposed of by such EQT Vehicle or the Company for cash, in whole or in part.

The above variations in timing or form of consideration could be detrimental to the Company or any such other investing entities. There can be no assurance that the terms of, or the return on, the Company’s portfolio company will be equivalent to, or better than, the terms of, or the returns obtained by, any EQT Vehicles or EQT proprietary entities, including in respect of any category of holdings, nor can there be any assurance that any EQT Vehicle or EQT proprietary entity with similar programs or business strategies will hold the same positions, obtain the same financing or perform in a substantially similar manner as the Company. EQT’s ability to implement the Company’s strategy effectively could be limited to the extent that contractual obligations entered into in respect of investments made by EQT Vehicles or EQT proprietary entities or regulatory obligations or restrictions imposed on EQT as a result of the regulatory status of the EQT proprietary entities and/or EQT Vehicles (for example, under ERISA or the Investment Company Act) impose restrictions on the ability of the Company (or EQT on its behalf) to invest in securities or interests that the Company would otherwise be interested in pursuing or to otherwise take actions in respect of the Company’s portfolio companies that would otherwise be considered beneficial to the Company.

Personal Private Investment Holdings

Certain EQT personnel maintain personal private investment holdings, which could include holdings in companies that subsequently become targeted for acquisition by the Company (or holdings in companies that compete with the Company acquisition targets) and/or investments in private funds that invest in or own companies that compete with businesses targeted by the Company (e.g., through the acquisition of or purchase of a portfolio company interest of an unaffiliated private fund sponsor). Certain of these investments are maintained with third-party investment managers who sponsor investment vehicles that compete with EQT or that EQT or certain of its affiliates will from time to time recommend to their respective clients. Furthermore, certain of these personal investments will have terms that are more favorable than those routinely offered by the unaffiliated investment manager (for example, reduced fees). These personal investments could give rise to potential or actual conflicts of interest between the Company and EQT Vehicles on the one hand, and EQT, on the other hand including, in particular, to the extent such EQT personnel participate in the management of the Company’s interests in such portfolio companies and the personal interests of such EQT personnel are not aligned with those of the Company. In addition, EQT personnel will at times hold investments in entities that become service providers to EQT or portfolio companies of the Company. To the extent that the relevant EQT personnel do not have control or other influence over the decisions of the relevant service provider, a conflict of interest could nevertheless arise in connection with engaging the relevant entity as a service provider in light of the indirect benefit accruing through the investment held in the service provider. EQT maintains policies designed to help identify any conflicts of interest relating to personal private investments.

Conflicts Associated With Liquidity

As the Manager of the Company and an affiliate of EQT and the manager of, or an affiliate of the manager of, other EQT Vehicles, a conflict of interest may arise for the Manager and for one or more members of EQT AB Group where the Company requires further liquidity or where there are competing payments to be made which require funding and therefore additional liquidity. In such circumstances, it may be in the Manager’s and

EQT’s interest to ensure that the payment of the Company’s liabilities to the Manager and EQT are prioritized ahead any payments otherwise due to shareholders, service providers and other parties not related to EQT, including by utilizing the Liquidity Portfolio to meet payments prioritized by the Manager, imposing limitations on Share repurchases as set out in this Annual Report on Form 10-K (including, as the case may be, modifications to or suspensions on Share repurchases), taking actions to dispose of the Company’s portfolio companies as quickly as possible (including where doing so would be at a discount to their underlying value, where such disposal is to a member of EQT AB Group or another EQT Vehicle and where the Company would not be required to offer existing investors pre-emption or similar rights in respect of such disposal), and similar actions. Any prioritization to meet competing payments that are due (or anticipated to become due) will be made by the Manager in its discretion. Although the Manager will have regard to the interests of the Company when having to prioritize, this will require an exercise of judgement as to which payments should be prioritized ahead of others, which may not always result in the most favorable outcome for the Company and its shareholders. Moreover, in such circumstances, the Manager may agree to a member of EQT AB Group providing a source of liquidity to the Company, including by such member of EQT AB Group purchasing Shares or its relevant holding entities (which may have the effect of diluting the interests of other shareholders), providing the Company with a credit facility (which may result in the Company having to bear interest costs, arrangement fees and other amounts in addition to assuming priority repayment obligations in respect of amounts borrowed), purchasing one or more portfolio companies held by the Company (which may be at a discount to the cost or value of the relevant portfolio company and may represent those select investments held by the Company that the relevant member of EQT AB Group considers most attractive and is therefore willing to acquire) or other arrangements with similar intentions, each of which may be made on terms EQT AB Group considers reasonable having regard to the circumstances and which may conflict with the interests of the Company and its shareholders and may be advantageous to certain shareholders (i.e. those seeking liquidity through Share repurchases) but disadvantageous to others (i.e. those not seeking liquidity through Share repurchases), as described further below.

Where it is intended that the Company makes a disposal of one or more of its portfolio companies (whether to a third party, one or more members of EQT AB Group or another EQT Vehicle), the Manager will have discretion as to the identity of the portfolio companies to be disposed, the identity of the acquiring party(ies), the pace and frequency of the disposal(s), the basis on which portfolio companies are selected to be disposed (for example, the Company could dispose of specific individual portfolio companies, dispose of portions of each portfolio company (or a certain group of portfolio companies) on a pro rata basis, dispose of portfolio companies of a particular strategy, asset or geographical focus, vintage, etc.) and, subject as otherwise set out in this Annual Report on Form 10-K, the process and terms of such disposal.

In circumstances where the Company disposes of portfolio companies for purposes of generating further liquidity to repurchase Shares, shareholders should note that there may be a conflict of interest between each of the Manager, the shareholders requesting repurchase of their Shares and the remaining shareholders in securing such liquidity. Generating liquidity in such a manner may cause the Company’s NAV to fall more than it otherwise would have, as a result of the Company disposing of its portfolio companies at a price lower than their cost or value in order to generate liquidity. In addition, the Manager will be required to appropriately balance the interests of shareholders requesting repurchase of their Shares against those shareholders which are not in, or are further behind in, the process of having their Shares repurchased. Such disposals made in order to service repurchase requests may lead to shareholders which are not requesting that their Shares be repurchased or are father behind in the process of having their Shares be repurchased, holding Shares or having their Shares repurchased at a NAV per Share which is lower than it otherwise would have been the case had such disposals not been made (for example, because such disposals were made at a discount to the value of the relevant portfolio company on the Company’s financial statements). In such circumstances, the Manager may not be able to act in the best interests of all shareholders (whether they have their Shares repurchased or remain as shareholders). Where the Company has disposed, or the Manager in good faith anticipates the Company disposing, of portfolio companies at a price lower than their value on the Company’s financial statements in order to generate liquidity, the Manager may reflect this by reducing the Company’s NAV accordingly which may therefore cause Shares which are to be subsequently repurchased, repurchased at a price lower than otherwise would have been the case, had such disposal(s) at a price lower than the value of the relevant portfolio company(ies) on the Company’s financial statements not occurred.

In the event a member of EQT AB Group (including the Manager) subscribes for Shares or is issued Shares, such member may subsequently wish to have their Shares repurchased. Shareholders should note that in certain circumstances such member may be entitled to request repurchase of up to all of its Shares at any given time (as described further in “Item 1. Business—Repurchase Arrangement for Class E Shares held by EQT AB Group”). Shareholders should therefore be aware that any such repurchase request by such member of EQT AB Group may have an adverse effect of the Company’s liquidity and ability to service its current and prospective liabilities, including by reducing the Company’s ability to accept the repurchase requests of other shareholders at any given time and may present the Board and/or the Manager with a conflict of interest on the basis that they may prioritize redemption requests of members of EQT AB Group ahead of those submitted by other shareholders.

Related Party Transactions and Bridge Financing

The Company (and/or one or more of its portfolio companies) may acquire portfolio companies from, or sell portfolio companies to, other EQT Vehicles (and/or to one or more of their respective portfolio companies) so long as any such acquisition or disposal is in accordance with the terms of the LLC Agreement.

In addition, certain circumstances may arise where EQT may provide interim financing for the purpose of bridging a potential acquisition by the Company with a view to subsequent syndication and/or may acquire a portfolio company directly or indirectly with a view to subsequently selling such portfolio company, in whole or in part, to the Company, or otherwise act as a lender to, and/or provide certain guarantees, commitments and/or other undertakings for the benefit (directly or indirectly) of the Company and/or its holding vehicles for such purposes. In circumstances where EQT warehouses a portfolio company which is subsequently syndicated (in whole or in part) to the Company or finances the warehousing of an acquisition with an “initial” or “holding” structure for the Company, the cost of the Company acquiring any such “warehoused” portfolio company shall represent the cost to EQT in warehousing such portfolio company together with the cost of funding in acquiring such portfolio company and/or any related syndication/transfer/financing costs (including, as applicable, any associated taxes). More generally, EQT itself may provide other financing and related services with respect to the activities of the Company, including a subscription line or other loan facility or guarantees, commitments or other undertakings, for purposes of bridging the acquisition by the Company of portfolio companies pending sufficient subscriptions being received from shareholders, meeting other liabilities (including meeting establishment and/or operating costs and broken-deal costs with respect to prospective acquisitions that fail to complete) and/or providing operating cash to the Company or to one or more portfolio companies of the Company. Any such services may present actual or potential conflicts of interest, including as a result of a relevant member of EQT AB Group charging fees, interest and other payments or compensation to the Company for such services without any deduction or offset against the Management Fee borne by shareholders. Conflicts could also arise in circumstances where either the Company or a relevant member of EQT AB Group providing such services breaches their respective obligations under any agreed financing agreement or similar arrangement (including, for example, as a result of the Company failing to meet a repayment obligation under such financing agreement or similar arrangement, or a relevant member of EQT AB Group failing to meet a committed lending obligation under such facility agreement or similar arrangement). Such arrangements would be entered into on a basis consistent with arms’ length terms (including as regards to fees and interest associated with such facility or commitments or guarantees made pending sufficient subscriptions being received) that the Manager determines to be within customary market norms for finance providers of appropriate caliber having taken steps to evaluate terms being offered by other finance providers as a benchmark for its own terms. In this regard, prospective investors of the Company should note that it is anticipated that a member of EQT AB Group may provide financing for purposes of enabling the Company to acquire portfolio companies pending the receipt of sufficient subscriptions for Shares of the Company as well as entering into one or more guarantees (directly or indirectly) for the benefit of the Company, and/or one or more of its subsidiary vehicles, in connection with equity commitment letters or similar agreements entered into with respect to the proposed acquisition of a portfolio company for the benefit of the Company. The terms of such financing and/or guarantees will be no less favorable to the borrower or other counterparty than those of the financing and/or guarantees provided by third-party lenders for the same purposes (if any) or will otherwise be assessed by the Manager against other finance providers to provide for terms consistent with an arms’-length financing arrangement for a similar transaction. Please also refer to the section below entitled “—Use of Credit Facilities” for further details regarding such potential borrowing. Prospective investors should note that no guarantees or assurances can be given that such facility or guarantee arrangements will remain available for use by the Company and to the extent that any such facility or guarantee arrangement ceases to be available for whatever reason and the ability of the Company to pursue its acquisition strategies and consummate acquisitions may be adversely effected. Where EQT itself provides any financing services to the Company and does so as part of a syndicate of banks and other financial institutions, in circumstances where a conflict arises, it will vote as a creditor in line with the majority of the syndicate or abstain from voting.

The Manager’s personnel may be officers or directors of entities which are not part of EQT and which provide advice or services to, or engage in other transactions with, the Company or to one or more portfolio companies of the Company. In the event that any such member has an actual or potential conflict of interest by virtue of such member’s involvement with an entity that is not part of EQT, such member shall be required to disclose such interest to the Manager.

Please also refer to the section above entitled “—Affiliated Broker-Dealer and Underwriting Activities” for details of underwriting activities that may be undertaken by EQT in respect of portfolio companies of the Company.

Listed Transactions

Members of EQT AB Group operate and manage EQT Vehicles and other arrangements with different investment strategies, including EQT Vehicles, which may (as part of a wider investment strategy) seek to invest in publicly-listed companies. Prospective investors should be aware that circumstances may arise where any such EQT Vehicles may acquire a stake in the listed stock in relation to a portfolio company (or, if applicable, its holding entity) of the Company (including, but not limited to as part of an IPO or pre-IPO process) either from the Company, the relevant portfolio company or from one or more third parties at the market price or otherwise as part of the public offering of such stock. The Manager will not be required to obtain any consent or seek any approvals or review from shareholders in the case of any such transactions that are made in accordance with our LLC Agreement.

Service Providers

Certain conflicts of interest in connection with the Company may arise due to the engagement of service providers that are affiliated with EQT or are owned by a member of EQT AB Group or an EQT Vehicle or a portfolio company owned by the Company or any other EQT Vehicle, or in which a member of EQT AB Group or any EQT Vehicle or a portfolio company owned by the Company or any other EQT Vehicle holds an interest, as well as management teams from one or more such portfolio companies, including those described above in the section entitled “—Affiliated Broker-Dealer and Underwriting Activities.” Portfolio companies held by the Company and/or any other EQT Vehicle or portfolio companies in which a member of EQT AB Group, the Company or any other EQT Vehicle holds an interest may be selected by the Manager or by another member of EQT AB Group to perform certain services and functions for the benefit of one or more of the Company, its portfolio companies, other EQT Vehicles and their portfolio companies, including, but not limited to, loan servicing, underwriting and/or placement activities, consulting (including with respect to the digital development and procurement activities of such portfolio companies), management, advisory and other functions. Such potential affiliations between a particular service provider and members of EQT AB Group, the Company, other EQT Vehicles and/or the portfolio companies of the Company and/or other EQT Vehicles may influence the

Manager and, where applicable, other members of EQT AB Group in deciding whether to select such a service provider to perform services for the Company or in respect of any acquisition by the Company (the cost of which will generally be borne by the Company). Additionally, certain service providers to the Company and its portfolio companies will also provide goods or services or have business, personal, political, financial or other relationships with the Manager, a member of EQT AB Group or an EQT Vehicle. These relationships could influence the Manager and EQT in deciding whether to select or recommend any such advisor or service provider to perform services for the Company or a portfolio company (the cost of which will generally be borne directly or indirectly by the Company or its portfolio companies, as applicable). Notwithstanding the foregoing, the Manager will select such service providers on an arms’-length basis and will endeavor to ensure that any such service provider will provide the Company and/or its portfolio companies with at least comparable services at comparable quality and costs as third-party service providers. In particular, shareholders should note that procurement or digitalization services may be provided by any member of EQT AB Group to a portfolio company or the Company and that, subject to the terms of the LLC Agreement and the Management Agreement, any fees, costs, expenses and liabilities in respect of any such procurement or digitalization services may be borne by the Company or by a relevant portfolio company itself and such amounts will not reduce or be offset against the Management Fee borne by shareholders. EQT may also in the future determine to form or invest in one or more additional service providers that may provide assistance to the Company and/or other EQT Vehicles and their respective portfolio companies. Such arrangements would be entered into on an arms’-length basis on terms that the Manager determines to be within customary market norms for service providers of appropriate caliber.

EQT does not generally enter into arrangements with advisors, vendors or service providers that provide lower rates or discounts to EQT itself compared to those it enters into on behalf of the Company and/or its portfolio companies for the same services. However, legal fees for unconsummated transactions are often charged at a discounted rate, such that if, for example, the Company and its portfolio companies consummate a higher percentage of transactions with a particular law firm than EQT, other EQT Vehicles and their portfolio companies, the Company’s shareholders could indirectly pay a higher net effective rate for the services of that law firm than EQT, other EQT Vehicles and their portfolio companies. Also, advisors, vendors and service providers often charge different rates or have different arrangements for different types of services. For example, advisors, vendors and service providers often charge fees based on the complexity of the matter as well as the expertise and time required to handle it. Therefore, to the extent the types of services used by the Company and its portfolio companies are different from those used by EQT, other EQT Vehicles and their portfolio companies, and their respective associates and personnel, the Company and its portfolio companies can be expected to pay different amounts or rates than those paid by such other persons. Similarly, EQT, the Company, other EQT Vehicles and their portfolio companies and their respective associates can be expected to enter into agreements or other arrangements with vendors and other similar counterparties (whether such counterparties are affiliated or unaffiliated with EQT) from time to time whereby such counterparty will, in certain circumstances, charge lower rates (or no fee) or provide discounts or rebates for such counterparty’s products or services depending on the volume of transactions in the aggregate or other factors.

The service providers or their affiliates (including any administrators, depositaries, lenders, brokers, attorneys and legal counsel, consultants and investment or commercial banking firms) and certain other advisors and agents acting for the benefit of the Company, the Manager or any other member of EQT AB Group may be investors and/or sources of acquisition opportunities and co-investors or counterparties therein and also may provide goods or services to or have business, personal, political, financial or other relationships with EQT and its affiliates. This may influence the Manager in deciding whether to select such a service provider or have other relationships with members of EQT AB Group. Notwithstanding the foregoing, transactions for the Company that require the use of a service provider generally will be allocated to service providers based on an assessment of best execution, the evaluation of which includes, among other considerations, such service provider’s provision of certain acquisition-related services and research that the Manager believes to be of benefit to the Company.

Conflicts Relating to Data; Possession of Material Non-Public Information; Other Limitations on Leveraging Firm-Wide Resources

Members of EQT AB Group may obtain data from the other EQT Vehicles and their respective portfolio companies, including data relating to business operations, trends, budgets, customers and other metrics, which may allow members of EQT AB Group to be better placed to anticipate macroeconomic trends, and otherwise develop investment themes, as a result of its access to this data. Although the Manager believes that these activities would improve its management capabilities, such information may, more generally, benefit and be used by EQT AB Group in connection with its wider business activities (including in respect of one or more other EQT Vehicles and their respective portfolio companies) without any compensation being payable to (whether through a Management Fee offset or otherwise), or other benefit accruing to, the Company and its shareholders.

EQT has adopted information-sharing policies and procedures that are designed to prevent (i) the risk of insider trading or other market abuse; (ii) the risk of conflicts of interest arising from the improper flow of confidential or material, non-public information, and (iii) the risk of EQT or its personnel breaching confidentiality obligations.

EQT’s compliance function monitors EQT’s information-sharing policies and procedures as well as potential conflicts of interest and is responsible for maintaining the governing documents. Although the Company plans to leverage EQT’s firm-wide resources to help source, conduct due diligence on, structure, syndicate and create value for the Company’s portfolio companies, EQT’s information-sharing policies and procedures referenced above, as well as certain legal, contractual and tax constraints, could significantly limit the Company’s ability to do so. For example, from time to time, EQT’s Advisory Professionals, broker-dealer professionals and certain other personnel will be in possession of material non-public information with respect to the Company’s portfolio companies or potential portfolio companies (particularly, but not limited to, where the Company acquires or proposes to acquire portfolio companies in which an EQT Vehicle holds equity), and, as a result, such professionals will be restricted by EQT’s information-sharing policies, or by law or contract, from sharing such information with EQT’s professionals responsible for making the Company’s business decisions, even where the disclosure of such information would be in the best interests of the Company or would otherwise influence the decisions taken by such executives with respect to such acquisition or potential acquisition. Accordingly, as a result of such restrictions, the investment activities of EQT’s other businesses could differ from, or be inconsistent with, the interests of and activities that are undertaken for the account of the Company and there can be no assurance that the Company will be able to fully leverage all of the available resources and industry expertise of EQT’s other businesses. Additionally, there could be circumstances in which one or more individuals associated with EQT, including investment executives and committee members otherwise involved in the activities of the Company, will be precluded from providing services to the Company or from being involved in specific acquisition-related activities or decisions because of certain confidential information available to those individuals or to other parts of EQT or because of other applicable legal or regulatory restrictions resulting from their involvement in activities of EQT Vehicles. See “Item 1A. Risk Factors—Risks Related to Our Structure—Our ability to achieve our business objective depends on the ability of the Manager to identify, originate the acquisition of and support our portfolio companies.” In such circumstances, applicable legal or regulatory restrictions (or applicable information barrier policies or other related compliance policies) could require such investment executives to recuse themselves from the relevant Company committees or otherwise from participating in acquisition activities or decisions relating to the Company’s acquisitions or alternatively, EQT could determine that such investment executives should so recuse themselves to ensure that they can participate in the acquisition activities and decisions of EQT Vehicles. The Company could be adversely impacted in such circumstances.

The nature of EQT’s business and the business of its affiliates, including, without limitation, participation by EQT personnel in creditors’ committees, steering committees or boards of directors of portfolio companies and potential portfolio companies, results in it receiving material non-public information from time to time with respect to publicly held companies or otherwise becoming an “insider” with respect to such companies. Trading by members of EQT on the basis of such information, or improperly disclosing such information, will in some cases, be restricted pursuant to applicable law and/or internal policies and procedures adopted by EQT to promote compliance with applicable law. Accordingly, the possession of “inside information” or “insider” status with respect to such an entity by EQT or EQT personnel could significantly restrict the ability of the Manager to deal in the securities of that entity on behalf of the Company, which could adversely impact the Company, including by preventing the execution of an otherwise advisable purchase or sale transaction in a particular security until such information ceases to be regarded as material non-public information, which could have an adverse effect on the overall performance of such asset. In addition, members of EQT in possession of such information could be prevented from disclosing such information to other members of EQT, even where the disclosure of such information would be in the interests of the Company. EQT will at times also be subject to contractual “stand-still” obligations and/or confidentiality obligations that restrict its ability to trade in certain securities on behalf of the Company.

In certain circumstances, the Company or the Manager could engage an independent agent to dispose of securities of issuers in which EQT would be deemed to have material non-public information on behalf of the Company. Such independent agent could dispose of the relevant securities for a price that could be lower than the Manager’s valuation of such securities which would otherwise take into account the material non-public information known to EQT in respect of the relevant issuer.

Co-investment Opportunities and Broken Deal Expenses

As indicated herein, the Company could make joint acquisitions together with EQT Vehicles. EQT AB Group will also from time to time offer co-investment opportunities to parallel vehicles, other vehicles in which EQT personnel, EQT Industrial Advisors and other associated persons of EQT AB Group or any of its affiliates or any of their affiliated entities might invest and third-party co-investors (including shareholders and prospective investors) and special purpose vehicles established and administered by EQT AB Group to facilitate the investments and related investment decisions and activities of such third-party co-investors. Co-investors may not be subject to management fees, priority profit shares or carried interest allocations, performance allocation or other compensation, and could invest on different (and more favorable) terms than those applicable to the Company. Management fees, priority profit shares, carried interest, administration and/or other fees applicable to other co-investors will be established by EQT AB Group in its sole discretion and could be less or more than those applicable to the Company.

In addition to economic interests, the voting, control and governance rights with respect to Joint Ventures or acquisition of portfolio companies in which the Company, EQT Vehicles, EQT proprietary Balance Sheet entities, EQT AB Group and/or co-investors participate could be structured in a number of ways depending upon various considerations relating to the specific Joint Venture or portfolio company and the entities participating. For example, voting rights could be allocated pro rata to the participants in a Joint Venture in accordance with their respective equity interests or could be allocated on a disproportionate basis to one or more of the participants. In most cases, the Company and the “main” EQT fund participating in a Joint Venture will jointly control the Joint Venture, even though the Company may only have a minority economic ownership interest in the relevant Joint Venture. In other cases, an EQT fund could be allocated at least half or more of the voting rights or governance rights (including the right to elect at least half of the board of directors or the right to appoint a second general partner to the aggregating vehicle through which the various entities participate in the relevant acquisition) with respect to an aggregating entity even where the Company owns a majority or more of the economics or equity in the portfolio company. Where the “main” EQT fund or one or more co-investors participating in a Joint Venture alongside the Company has interests or requirements that do not align with those of the Company, including in particular differing liquidity needs or desired ownership horizons, conflicts could arise with respect to the manner in which the voting or governance rights held by the “main” EQT fund or such co-investors are exercised, potentially resulting in an adverse impact on the Company. Additionally, co-investors may become bankrupt or otherwise default on their obligations, which may result in additional risks to the Company.

In offering co-investment opportunities, EQT AB Group will take into account various facts and circumstances deemed relevant by EQT AB Group. Such factors may include, among others: (i) whether a potential co-investor has any agreements establishing co-investment rights, has the benefit of any “standing” allocation arrangements, or has expressed an interest in evaluating co-investment opportunities; (ii) if there are any vehicles or arrangements operated, managed or advised by EQT which may act as a potential co-investor and whose interests with respect to the investment opportunity are generally expected to align with those of the Company, including their interaction in respect of the control and operation of an investment opportunity, their respective strategies and their ability to execute the proposed business plan and strategy for the investment opportunity (including, as the case may be, in relation to future funding for the investment opportunity); (iii) EQT AB Group’s assessment of a potential co-investor’s ability to invest an amount of capital that fits the needs of the investment (taking into account the amount of capital needed as well as the maximum number of investors that can realistically participate in the transaction); and (iv) EQT AB Group’s assessment of a potential co-investor’s ability to commit to and complete a co-investment opportunity within the required timeframe of the particular transaction. Additional considerations may also include, among others, the size of a prospective investor’s commitment to the Company and/or other EQT Vehicles (if any), whether a potential co-investor is a strategic third-party investor or has a history of participating in co-investment opportunities with EQT AB Group, whether the potential co-investor has any known investment policies and restrictions, guideline limitations or investment objectives that are relevant to the transaction, the amount of capital needed and the maximum number of investors that can realistically participate in the transaction without resulting in administrative, operational and/or practical difficulties, the size of the potential co-investor’s interest to be held in the underlying portfolio company as a result of the Company’s acquisition (which is likely to be based on the size of the potential co-investor’s commitment and/or investment in the Company and any other relevant EQT Vehicles) and whether the potential co-investor has any existing positions in the portfolio company, the tax profile of the potential co-investor and the tax characteristics of the acquisition, whether the potential co-investor has demonstrated a long-term and/or continuing commitment to the potential success of EQT, the Company, or other co-investments and/or other EQT Vehicles, whether participation by the potential co-investor may result in additional filing requirements or regulatory approvals or could otherwise delay or hinder consummation of the relevant transaction, the likelihood that the potential co-investor would require governance or other rights and such other factors that EQT AB Group deems relevant under the circumstances. In addition, EQT AB Group may agree with certain shareholders, or as part of an overall strategic relationship with EQT, to more favorable rights with respect to co-investment opportunities, or implement dedicated co-investment vehicles which allow one or more shareholders to participate in multiple co-investment opportunities and, to the extent any such arrangements are entered into, they may result in fewer co-investment opportunities being made available to other shareholders. Moreover, EQT AB Group may itself make a commitment alongside certain co-investors with respect to any such arrangements, or, more generally, with respect to particular co-investment opportunities on a case by case basis and, as a result of its own interest in a particular co-investment opportunity, EQT AB Group may be incentivized to offer certain co-investment opportunities to particular co-investors in preference to others.

It is expected that many shareholders who may have expressed an interest in co-investment opportunities may not be allocated any co-investment opportunities or may receive a smaller amount of co-investment opportunities than they would ideally like to receive. Moreover, transaction-specific returns, and a shareholder’s overall returns from its exposure to the Company’s portfolio companies, may be affected significantly by the extent to which shareholders are offered and choose to participate in co-investment opportunities. Nothing in this Annual Report on Form 10-K, our Registration Statement on Form 10 or the LLC Agreement constitutes a guarantee, prediction or projection of the availability of future co-investment opportunities. Returns from co-investments are not aggregated with the Company’s returns, including for purposes of determining the Performance Allocation entitlement under the LLC Agreement. Co-investment opportunities may be offered to third parties who are not shareholders and those opportunities may be offered to third parties in priority to some or all of the shareholders.

The Company or a member of EQT AB Group may provide interim financing for the purpose of bridging a potential co-investment and, depending on the circumstances, may or may not charge any warehousing, holding or similar fee as part of any subsequent syndication to one or more co-investors participating in the relevant acquisition. Please also refer to “—Related Party Transactions and Bridge Financing” above, in respect of other ways in which financing may be provided by EQT AB Group to fund co-investments. If there is insufficient co-investor demand and the full amount bridged by the Company or member of EQT AB Group in the aggregate is not syndicated, the Company may be left with a more concentrated exposure to the relevant acquisition than was originally desired and a more concentrated exposure than it would have had if the Company’s bridge financing were transferred to co-investors on a priority basis relative to the EQT member. In addition, where the Company and/or a member of EQT AB Group funds any portion of a follow-on opportunity that is expected to be syndicated to co-investors and any portion of such follow-on opportunity is not taken up by the relevant co-investors, the Company and/or such member of EQT AB Group may as a result participate in the follow-on opportunity on a non-pro rata basis relative to their share of the original acquisition.

The Manager may present co-investment opportunities to certain shareholders at any time and, with respect to any particular co-investment opportunity, at different times. Accordingly, one or more shareholders may have a longer period to evaluate certain co-investment opportunities relative to other potential co-investors being offered the same opportunity.

EQT shall be entitled (but is not obliged) to provide that a priority profit share (or similar), management fee (or similar), performance allocation (or similar) and/or carried interest and/or administration or other type of fee is borne by investors in relation to any co-investment opportunity and that any recipient of any such amount shall be under no obligation to account to the Company for any such priority profit share, fees, performance allocation and/or carried interest (or, in each case, similar). To the extent that EQT agrees to any arrangements with a potential co-investor pursuant to which a priority profit share (or similar), management fee (or similar), performance allocation (or similar) and/or carried interest and/or administration or other type of fee may be borne by investors in relation to any one or more co-investment opportunities, then EQT may be incentivized to offer any such co-investment opportunities to such potential co-investor in preference to others, which may result in fewer (or no) co-investment opportunities being made available to other shareholders.

Further, and as more particularly in this Annual Report on Form 10-K, EQT and its investment professionals shall also be entitled (but shall not be obliged) to earn certain other fees from the Company and its portfolio companies, including but not limited to arrangement, directors, consulting, monitoring, advisory, break up, closing fees and other similar fees. Any such fees attributable to co-investors may not result in an offset of the Management Fee borne by shareholders and may be retained by EQT and/or its investment professionals (as applicable). This may create an incentive to allocate a share of an acquisition to co-investors where such fees received by the Manager or another member of EQT AB Group or its investment professionals in respect of such co-investment are not credited against the Management Fee in circumstances where such fees would be so credited had the entire acquisition been allocated to the Company. Shareholders should also note that prospective participants in co-investment opportunities may not be required to bear their share of any broken deal or similar costs which arise as a result of an opportunity not proceeding to completion (including costs relating to the proposed co-investment), in which case the Company and/or another participating EQT Vehicle will bear all such costs to the fullest extent permitted by applicable law. Similarly, in circumstances where the Company holds a portfolio company for a period of time before syndicating such portfolio company to one or more co-investors, shareholders should note that participants in such co-investment may not be required to bear any cost of funding or similar charges relating to the Company having temporarily warehoused a portion of such portfolio company for the benefit of such co-investors (including, charges and/or interest on any credit facility utilized by the Company in acquiring such portfolio company). Similarly, situations may arise where the Manager determines to syndicate part of a portfolio company held by the Company at cost, where the portfolio company has, subsequent to acquisition by the Company, increased in value, including because the Manager determines that syndicating at cost is necessary or desirable to reduce the exposure of the Company to the relevant portfolio company, would reduce the risk for the successful syndication of part of the transaction and/or where necessary to reflect terms for the syndication previously agreed to with the proposed syndicatee.

In addition, EQT AB Group may be incentivized to offer certain potential co-investors the opportunity to co-invest as the amount of priority profit share (or similar), management fee (or similar), performance allocation (or similar) and/or carried interest and/or administration or other type of fee to which a relevant member of EQT AB Group is entitled under the arrangements with such co-investors with respect to such co-investor’s investment in the Company and/or other EQT Vehicles may depend on, among other things, the extent to which such co-investors participate in, or are offered, co-investments or co-underwriting opportunities (as the case may be). Such incentives may from time to time give rise to conflicts of interest (including because such co-investors may not necessarily participate in acquisitions alongside the Company on a purely passive basis, but may secure minority protections, governance and other rights as an investor alongside the Company which may place limits or restrictions on the activities of, and exercise of rights by, the Company with respect to such portfolio company which would not otherwise exist, and may therefore limit the ability of the Company to execute its strategy for the portfolio company to the full extent desired).

Syndication and Warehousing

Certain members of EQT AB Group have acquired interests (directly or indirectly) in existing portfolio companies of EQT Vehicles. The Company may therefore also have the opportunity to acquire all or part of one or more such portfolio companies currently held by members of EQT AB Group as “warehoused assets.” The offering of any such warehoused assets will be made (if at all) by the relevant member of EQT AB Group in its discretion. To the extent that the Company intends to acquire any such assets, it is expected that such acquisitions would be made as and when the Company has sufficient capital (for example, as a result of sufficient subscriptions having been made to the Company) or in exchange for an in-kind subscription for Shares by the relevant member of EQT AB Group.

Members of EQT AB Group or other parties may, in the future, similarly acquire an interest in a portfolio company as principal and subsequently sell some or all of it to the Company. In particular, circumstances may arise where the Company is not in a position to make a commitment to an acquisition, in which case a member of EQT AB Group may (but shall not be obliged to) temporarily make such commitment or acquisition as a warehoused asset for the benefit of the Company (i.e. with a view to subsequently syndicating such commitment or asset to the Company). Similarly, a member of EQT AB Group may acquire an asset and subsequently syndicate, or sell some or all of it, to the Company notwithstanding the availability of capital from the shareholders and other investors thereof or applicable credit facilities which can be used by the Company (which may include circumstances where such amounts as are available to the Company have been earmarked or reserved for other uses or contingent liabilities).

As explained above, any such transfers may be made at cost, or cost plus an interest rate or carrying cost charged from the time of acquisition to the time of transfer (including, as applicable, any related syndication/transfer costs and any associated taxes), notwithstanding that the fair market value of any such assets may have declined below or increased above cost from the date of acquisition to the time of such transfer. EQT may also determine another methodology for pricing these transfers, including fair market value at the time of transfer. It may be possible that the Company acquires transferred assets at above fair market value, and/or separately sells assets at below fair market value.

The Board (or the Audit Committee) will, when required to, review and approve the price, terms and conditions of such transfer and may approve or waive any conflicts arising in connection therewith on behalf of the shareholders. Also, EQT may charge fees on these transfers to either or both of the parties to them (without deduction of, or offset against, the Management Fee). EQT or its affiliates will be permitted to retain any portion of an acquisition initially acquired by them with a view to syndication to co-investors or other potential purchasers to the extent such portion has not been syndicated after reasonable efforts to do so. As part of structuring such syndication and warehousing arrangements, the Company may enter into conditional purchase agreements, whereby the Company agrees to acquire future warehoused assets: (i) prior to their original acquisition; and/or (ii) prior to the Company having the requisite available capital to acquire such assets, in each case with such sale being conditional upon the Company having sufficient available capital in order to acquire the relevant warehoused assets. The Manager may enter into a warehousing arrangement prior to the formation of the Company and, as part of the structuring of such syndication and warehousing arrangement, the Manager would expect to require the Company to enter into a conditional purchase agreement on similar terms to those described in the foregoing sentences. Conflicts of interest are expected to arise in connection with these potential warehousing arrangements and any related affiliate transactions, including with respect to timing allocations of acquisitions to such warehousing, structuring, pricing and other terms of the transactions related thereto. For example, EQT will have a conflict of interest when the Manager or another member of EQT AB Group receives fees for warehousing and/or transferring to the Company all or a portion of an asset. The Manager may also have conflicts of interest when determining the timing and order of the Company’s acquisition of warehoused assets from other members of EQT AB Group or other EQT Vehicles which the Manager (or another member of EQT AB Group) manages and/or operates, for example, conflicts of interest relating to the previous and/or expected performance of such a warehoused asset.

These conflicts related to syndication of investments and warehousing will not necessarily be resolved in favor of the Company, and shareholders will generally not be entitled to receive notice or disclosure of the occurrence of these or other associated conflicts. By subscribing for Shares, shareholders will be deemed to have consented to the syndication of assets and warehousing to the extent the terms of such transactions are approved as set out in the LLC Agreement.

Portfolio Company Relationships

The portfolio companies of the Company and the portfolio companies of other EQT Vehicles (and their respective management teams and/or executives) may be counterparties or participants in agreements, transactions, or other arrangements with the Company, other EQT Vehicles, other portfolio companies of the Company and the portfolio companies of other EQT Vehicles in each case for the provision of goods and services, the purchase and sale of assets and other matters (e.g., asset management services, procuring services, provision of rights relating to the use of intellectual property, pooling of resources and administrative functions, vehicle establishment for transactions and warehousing arrangements). These agreements, transactions and other arrangements may involve payment of fees and other amounts and/or other benefits to EQT and/or a portfolio company (or their personnel), none of which will result in an offset to any Management Fee, notwithstanding that some of the services provided by a portfolio company are similar in nature to the services provided by the Manager and/or the Advisory Professionals. Such agreements, transactions and/or other arrangements may also include payment of fees and provision of services or other benefits between portfolio companies of the company and those of different EQT Vehicles.

Prospective investors should note that the provision of any services between portfolio companies of the Company and/or other EQT Vehicles may present conflicts, including regarding the price at which such services are provided and the dedication of time and resource in the provision of such services. In such circumstances, it is generally intended that any representatives of EQT will abstain from voting as a shareholder in respect of any management decisions or board approvals or similar regarding such engagements or provision of services. Such agreements, transactions and other arrangements will generally be entered into without the consent or direct involvement of the Company and/or such other EQT Vehicle or consent of the shareholder of the Company or the limited partners of such other EQT Vehicles. This is because, among other considerations, conflicts of interest in connection with engagement of certain portfolio company service providers are approved by all members under the LLC Agreement (and portfolio companies of other EQT Vehicles are not considered affiliates of EQT, the Company, the Manager or any member of EQT under the governing documents for other relevant EQT Vehicles) and decisions taken by a portfolio company related to providing or receiving services and/or entering into engagements with one or more other portfolio companies or the portfolio companies of another

EQT Vehicle are expected to be made by the management of such companies. Circumstances may however arise where it is not practicable for representatives from EQT to entirely recuse themselves from decisions regarding the provision of services and the terms under which services are provided, including where services are to be provided by an existing portfolio company (or its personnel) to a newly formed platform or development project which does not yet have a management team or board or the equivalent in place. In such cases, representatives of EQT may be involved in providing advice and making recommendations (including as to the terms of, and pricing for, any engagement for services) on behalf of the newly formed platform or development project pending the on-boarding and establishment of a new management team formed of non-EQT personnel for the day-to-day running and operations of the new platform or project. In such circumstances, those representatives of EQT involved in providing advice and/or making recommendations to the newly formed platform or development project are not expected to be involved in a similar role with respect to the portfolio company seeking to provide such services (where, as above, the Manager fully expects decisions will be made by management for the relevant portfolio company). There can be no assurance that the terms of any such agreement, transaction or other arrangement will be as favorable to the Company as otherwise would be the case if the counterparty were not a portfolio company or platform of another EQT Vehicle.

Additionally, EQT may hold equity or other investments in companies or businesses that provide services to or otherwise contract with portfolio companies. In connection with such relationships, EQT may also make referrals and/or introductions to portfolio companies (which may result in financial incentives (including additional equity ownership) and/or milestones benefitting EQT that are tied or related to participation by portfolio companies). The Company and its shareholders will not share in any fees or economics accruing to EQT as a result of these relationships and/or participation by portfolio companies.

It is also possible that certain portfolio companies of the Company or portfolio companies of other EQT Vehicles and their affiliates will compete with the Company and/or the portfolio companies of the Company for one or more acquisition opportunities or will generally be in competition with the Company and/or the portfolio companies of the Company due to the nature of their business. It is also possible that certain portfolio companies of the other EQT Vehicles and their affiliates will engage in activities that may have adverse consequences on the Company and/or its portfolio companies (including, by way of example only, as a result of laws and regulations of certain jurisdictions (e.g., bankruptcy, environmental, consumer protection and/or labor laws) that may not recognize the segregation of assets and liabilities as between separate entities and may permit recourse against the assets of not just the entity that has incurred the liabilities, but also the other entities that are under common control with, or part of the same economic group as, such entity, which may result in the assets of the Company and/or its portfolio companies being used to satisfy the obligations or liabilities of one or more other EQT Vehicles, their portfolio companies and/or affiliates).

Buying and Selling Businesses, Investments and/or Assets from and to Portfolio Companies; Cross Transactions

The Company’s portfolio companies may sell parts of their businesses, investments and/or assets to portfolio companies of other EQT Vehicles or their respective related parties, including parties which such portfolio companies, or other EQT Vehicles, own or have invested in, and vice versa. Purchases and sales of businesses, investments and/or assets between portfolio companies, on the one hand, and portfolio companies of other EQT Vehicles or their respective related parties, on the other hand, are not generally expected to be subject to the review or approval of any shareholder. These transactions may involve conflicts of interest, as EQT may receive fees and other benefits, directly or indirectly, from or otherwise have interests in both parties to the transaction, including different financial incentives EQT may have with respect to the parties to the transaction. For example, there can be no assurance that any part of the business of a portfolio company of the Company that is sold will not be valued or allocated a sale price that is lower than might otherwise have been the case if such asset were sold to a third party rather than to a portfolio company of another EQT Vehicle or any of their respective related parties (and, similarly, that any part of the business of a portfolio company of another EQT Vehicle will not be valued or allocated a purchase price that is higher than might otherwise be the case if such asset were purchased by a third party rather than by a portfolio company of the Company). Further, EQT may have an interest in one portfolio company selling an asset or business to a portfolio company of another EQT Vehicle, including because of synergies between such business or asset and the business of the portfolio company of such other EQT Vehicle. Additionally, EQT will not be required to solicit third party bids or obtain a third party valuation prior to any of its portfolio companies determining to purchase or sell any investment, business or asset from or to a portfolio company of another EQT Vehicle or any of their respective related parties as provided above.

Under certain circumstances, an EQT proprietary entity could seek to hold a co-investment interest when the Company sells, due to differences in strategy, asset allocation objectives or liquidity needs. EQT would obtain any consents required under the LLC Agreement prior to doing so and would endeavor to determine whether there would be a negative impact on the valuations of the Company prior to implementing a hold strategy for an EQT proprietary account. However, there can be no assurance that such variations in timing of dispositions will not result in a difference in performance for such entities, which could mean better performance for such EQT proprietary entity.

An EQT proprietary entity could acquire a portfolio company of the Company on terms negotiated with the management of the portfolio company in a transaction that does not involve securities or advisory clients of EQT on either side of the transaction. These transactions do not constitute principal transactions or cross transactions that are subject to the restrictions described above applicable to such transactions and are not principal transactions for Advisers Act purposes. To the extent that such transactions are appropriate acquisitions for the Company, as well as an EQT proprietary entity, EQT will allocate such transactions in accordance with the allocation procedures described above. For instance, it is possible for such opportunities to be allocated, in accordance with the allocation procedures described above, solely to an EQT proprietary entity (including, for instance, the Balance Sheet) instead of the Company or vice-versa.

EQT and EQT Vehicles (including the Company) could sell a portfolio company interest to an investor in an EQT Vehicle holding the same portfolio company or an investor in another EQT Vehicle (including the Company) that is not invested in the portfolio company. Because such proposed sales are from EQT Vehicles (and not EQT) and to limited partners of EQT Vehicles that are not “clients” as defined under the Advisers Act, EQT does not consider such sale transactions to be principal transactions for Advisers Act purposes. EQT has policies and procedures on effecting sales of portfolio company interests to EQT investors in order to manage conflicts of interest that could arise in these circumstances.

In addition, two or more portfolio companies in which the Company and/or EQT Vehicles, EQT proprietary vehicles and/or other persons (collectively, “Other Participants”) hold an interest could merge or otherwise enter into a business or asset combination transaction (such merged or combined companies, businesses or assets, the “Successor Company”). In such transactions, the Company and such Other Participants could have varying or no interests in any of such portfolio companies participating in such merger or combination. Following such merger or combination, the Company and the Other Participants will exchange securities issued by their existing portfolio companies, as applicable, for or otherwise hold or receive securities in the Successor Company. If any of the portfolio companies involved in any such merger or business or asset combination (or their relevant businesses or assets) are under- or over-valued in connection with such merger or combination, the Company and or any of such Other Participants will receive too great or too small an interest in the Successor Company, which could adversely impact the Company and/or such Other Participants and could otherwise be viewed as causing an indirect transfer of value between the Company and such Other Participants. Notwithstanding such transfer of value, such merger or combination transactions generally will not constitute or otherwise be treated by the Company as principal or cross transactions that are subject to the restrictions applicable to such transactions pursuant to the LLC Agreement or under the Advisers Act.

In addition, to the extent (a) another EQT Vehicle acquires, or transacts with, a portfolio company, if the Company’s only holding in such portfolio company is a publicly-traded or privately-held security (which security, for the avoidance of doubt, is not sold to the aforementioned EQT Vehicle) and none of the Company or EQT hold a majority of outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such portfolio company or otherwise have the right to control the portfolio company by contract, or (b) the Company acquires, or transacts with, a portfolio company of another EQT Vehicle if such EQT Vehicle’s only holding in such portfolio company is a publicly-traded or privately-held security (which security, for the avoidance of doubt, is not being sold to the aforementioned EQT Vehicle) and none of such EQT Vehicle or EQT hold a majority of the outstanding voting equity or have the ability to appoint a majority of the board members (or equivalent managers) of such portfolio company or otherwise have the right to control the portfolio company by contract, then, in each case of (a) and (b), such acquisition or transaction will not constitute or otherwise be treated by the Company as a principal or cross transaction for purposes of the Advisers Act. For purposes of the foregoing, none of the Company, any EQT Vehicle or EQT shall be treated as holding a majority of outstanding voting equity or having the ability to appoint a majority of the board members (or equivalent managers) of the applicable portfolio company, or otherwise having the right to control such portfolio company by contract, until the transaction providing any such rights has been consummated. As such, the Company’s acquisition of publicly-traded or privately-held securities of a portfolio company in which another EQT Vehicle is simultaneously acquiring or will subsequently acquire, including pursuant to a previously executed letter of intent or other binding agreement to acquire, a majority of outstanding voting equity of such portfolio company shall not be treated as a cross transaction, and vice versa.

The conflict of interest provisions of the LLC Agreement apply to securities and other assets held by the Company or an EQT Vehicle for which the Company or such EQT Vehicle has contributed capital or otherwise funded amounts. Such provisions do not apply to contractual rights of participation (or subsidiary holding vehicles that have secured such contractual rights of participation) in actual or potential acquisition opportunities or equity commitment letters entered into by the Company, such EQT Vehicle or any subsidiary holding vehicle thereof in respect of prospective acquisition opportunities. As a result, if the Company or an EQT Vehicle declines to exercise any contractual rights of participation in actual or potential acquisition opportunities, the participation by the EQT Vehicle or the Company, as applicable, in such acquisition opportunity shall not constitute a conflicted transaction subject to Board (or independent director) consent. Further, if the Company or an EQT Vehicle elects to assign all or any portion of an equity commitment letter (or a subsidiary holding vehicle that entered into such equity commitment letter) to an EQT Vehicle or the Company, as applicable, such assignment will not constitute a conflicted transaction subject to Board (or independent director) consent. Prospective investors should note that the Company’s LLC Agreement and other governing documents will contain terms that are different from those of other EQT Vehicles and, as such, certain transactions (including the transactions described in this section) which may require additional approvals by the Company, its Board or a committee of the Board may not require additional approvals by the other EQT Vehicles, and vice-versa.

Non-Compete Arrangements

Situations may arise in which the Company, the Manager and/or other members of EQT AB Group may be required to enter into certain non-compete, non-solicit and/or similar exclusivity arrangements with third parties in order to avoid the acquisition of portfolio companies, or the solicitation of customers or personnel, which could compete with other portfolio companies held, or previously held, by the Company or by one or more other EQT Vehicles. While appropriate protections will typically be sought to limit the scope of such non-compete or exclusivity arrangements (for example, by limiting any non-compete or similar exclusivity arrangements by duration, to specifically identified companies and/or according to specific criteria such as business sector or industry, geographical scope of business operations and/or size of business operations etc.), such non-compete, non-solicit or similar exclusivity arrangements may nonetheless have the effect of restricting the ability of the Company to pursue certain acquisition opportunities, or other activities, which may otherwise have been considered as potentially suitable for the Company or one or more of its portfolio companies. In particular, it should be noted that other EQT Vehicles may have agreed to certain non-compete and/or non-solicit or similar exclusivity provisions in conjunction with its acquisitions which also apply to the Company and which may therefore prevent or restrict the ability of the Company to pursue certain acquisition opportunities which would otherwise be deemed suitable or attractive for pursuit by the Company.

Other Fees and Other Fee Offset

EQT and its investment professionals may receive certain fees from portfolio companies, including but not limited to arrangement, directors, consulting, monitoring, advisory, break up, closing fees, any fees as specified in the LLC Agreement and the Management Agreement and other similar fees. The Management Fee will generally be reduced by Other Fees received by EQT or the Advisory Professionals which are attributable to an acquisition made by the Company (net of any applicable value added taxes) as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset.” However, members of EQT AB Group are permitted to retain certain types of fees (including procurement and digitalization advisory fees as well as underwriting fees received in connection with underwriting activities and related services with respect to portfolio companies (as described in the section headed “—Affiliated Broker-Dealer and Underwriting Activities” above)) as well as fees charged in respect of any financing product provided to one or more portfolio companies or guarantees or similar provided in respect of the acquisition related activities of the Company and such amounts will not reduce the Management Fee. The amount of any such fees attributable to other participants in the acquisition (including, as the case may be, any other EQT Vehicle or future EQT Vehicle or co-investment vehicles or managed account arrangements) may not result in an offset of the Management Fee borne by shareholders and therefore may be retained for the benefit of EQT, even if the terms on which such other participants participate in the relevant acquisition provide for lower or no management fee, priority profit share, performance allocation or carried interest allocation (such as may be the case with co-investment vehicles established in connection with participation by shareholders in an EQT Vehicle as part of a co-investment alongside such EQT Vehicle, which may provide for no management fee, priority profit share, performance allocation or carried interest being borne by participants therein). In addition, circumstances may arise where the Company participates in an acquisition alongside a third-party which charges certain fees (including, but not limited to, arrangement, consulting, directors, monitoring and/or advisory fees) to the relevant portfolio company in circumstances where the Company decides not to charge any such fees (meaning that shareholders in the Company may not receive the benefit of such fees reducing the Management Fee they would otherwise bear). The charging of any such fees by such third party may have the effect of reducing the value of such underlying portfolio company and therefore the value of the Company’s interest in such portfolio company. Alternatively, the Manager may decide, in lieu of charging any such fees itself (and applying such amounts in reducing the Management Fee to be borne by shareholders), to use amounts it would otherwise have been entitled to receive (assuming such fees were charged alongside such third-party) to cover the Company’s share of ongoing fees, costs, expenses and/or liability related to such portfolio company (for example, legal, accounting and/or operating costs or liabilities).

With respect to the timing of any offsets to the Management Fee, offsets will generally be calculated on a cash-basis in the subscription period in which they are paid, with any offsetable fees and expenses earned during a particular month offset at the end of such month, with any additional offsetable fees and expenses in excess of the Management Fee for such period being deducted from the next month’s Management Fee. Because each shareholder’s proportionate share of Shares will change over time, such shareholder’s Management Fee may be reduced by an amount greater or less than the amount by which its fees would have been reduced had the offset been calculated in a different month, potentially materially so. If permitted by applicable law and accounting standards, the Manager may determine to allocate certain offsetable fees and expenses over a longer period so that offsetable fees and expenses attributed to any particular month are not disproportionately benefitting shareholders in one subscription period.

If a Warehoused Asset pays transaction fees to EQT or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company, those transaction fees will be included in the cost basis for the Warehoused Asset. The cost basis of the Warehoused Asset determines the number of Class E Shares or cash that the Company issues or pays, respectively, to the Balance Sheet for its contribution of the Warehoused Asset.

Transaction fees received by EQT or its affiliates before the Balance Sheet contributes the Warehoused Asset to the Company (i) prior to the Initial Offering, will not be Other Fees and (ii) following the Initial Offering, will be Other Fees. Transaction fees received by EQT or its affiliates after the Balance Sheet contributes the Warehoused Asset to the Company will be Other Fees.

Expenses

The Company will pay or otherwise bear all legal, accounting, and filing expenses incurred in connection with organizing and establishing the Company, and the offering of Shares in the Company up to the amount indicated as a cap in the Expense Limitation Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Expenses—Expense Limitation and Reimbursement Agreement.” In addition, the Company will pay Broken Deal Expenses and all expenses related to the operation of the Company and its acquisition activities, as described in the LLC Agreement.

As discussed herein, the Company is expected to participate in specific acquisitions together with one or more EQT Vehicles and other co-investors. In addition, to the extent permitted under the LLC Agreement, the Company and EQT Vehicles are expected to invest in accordance with similar strategies in respect of one or more categories of portfolio companies which the Company seeks to acquire. The Manager, EQT AB Group and its affiliates will determine, in their discretion, the appropriate allocation of acquisition-related expenses, including broken deal expenses incurred in respect of unconsummated acquisitions and expenses more generally relating to a particular business strategy, among the funds, vehicles and accounts participating or that would have participated in such acquisitions or that otherwise participate in the relevant business strategy, as applicable, which as discussed below, could result in the Company bearing more or less of these expenses than other participants or potential participants in the relevant acquisitions. In particular, the Company may bear more than its proportionate share of such expenses where additional expenses must be incurred in respect of the Company’s participation in an acquisition.

Out-of-pocket expenses associated with a completed acquisition made by the Company will from time to time be borne by the relevant portfolio company or a related vehicle through which the acquisition is made by the Company and capitalized as part of the acquisition price of the relevant transaction to the extent not reimbursed by a third party. Where the relevant portfolio company bears such expenses, then each direct and indirect equity owner of the company will indirectly bear a portion of such expenses. In certain transactions, however, certain expenses, which could include fees and expenses payable to Advisory Professionals, as applicable, and transaction and monitoring fees and service costs payable to EQT AB Group and its affiliates, among others, will be allocated to and borne by (i) holding companies or other vehicles through which certain, but not all, of the direct and indirect equity owners of the portfolio company invest or (ii) a specific EQT fund, vehicle or account, including the Company and/or EQT Vehicles. Where such expenses are borne by portfolio companies which the Company acquires, this will result in the Company bearing a greater portion of such costs and expenses than would be the case if such costs were paid by the relevant portfolio company.

Expenses related more generally to a business strategy, including broken deal expenses, certain organizational expenses (e.g., those related to the establishment of a multi-investment platform for a strategy), fees and expenses of consultants and costs and expenses of research relating to such strategy, will be allocated to the Company and/or any EQT Vehicles (and, if applicable, EQT proprietary entities) participating in the relevant business strategy. The allocation of such expenses among participants in a given strategy will be based upon a number of relevant factors, including, without limitation, the capital committed to the strategy and the amount of capital historically held or remaining in similar holdings. The proportion of such expenses allocated to any relevant fund, vehicle or account could, accordingly, vary from period to period, but as a general result, the most significant portion of such expenses is typically borne by the primary fund, vehicle or account for such strategy.

Operational and other Company-related expenses (or a portion thereof to the extent operational resources giving rise to such costs are also used by EQT for proprietary purposes) generally will be borne by EQT out-of-pocket and then reimbursed by the Company. In the event of any error by EQT in the calculation of allocable expenses for which reimbursement from the Company is sought (which could result in an under or over reimbursement of expenses), EQT will endeavor to correct such error as soon as reasonably practicable, including by refunding any over reimbursement or netting such amount out of subsequent amounts payable to EQT. Interest will not accrue on any refunds or additional reimbursement payments between EQT and the Company to rectify any such error.

Continuation Vehicles and Broken Deal Costs

Shareholders should be aware that the Manager could seek to sell one or more of the Company’s portfolio companies to another vehicle that is managed, advised and/or operated by a member of EQT AB Group which has been established for the primary purpose of acquiring such portfolio companies (a “Continuation Vehicle”). In such circumstances, certain establishment fees, costs and/or expenses will likely be incurred in connection with the formation of any such Continuation Vehicle. Shareholders should note that in the event that the Company proposes to sell any assets to a Continuation Vehicle and such sale does not proceed to completion, the Company is expected to bear any fees, costs and/or expenses incurred in connection with such proposed transaction, including fees for services that would only have accrued to the benefit of any subset of shareholders (if any) that had the ability to and would have opted to continue their participation in the relevant portfolio company(ies) by way of the Continuation Vehicle (or other related vehicles established in connection with the Continuation Vehicle), had the transaction closed. The Manager will determine, in its discretion, the appropriate allocation of any such broken deal fees, costs and/or expenses incurred in respect of any such unconsummated Continuation Vehicle, which could result in the Company bearing more or less of these fees, costs and/or expenses than other relevant parties involved in the unconsummated transaction. Additionally, if the Company elects to sell to a Continuation Vehicle, shareholders will generally not be given the opportunity to participate in the Continuation Vehicle.

The sale of a portfolio company to a Continuation Vehicle may result in certain members of EQT disposing of their interests in the portfolio company at a later time than the Company and otherwise taking actions with respect to such portfolio company that are different from the actions taken by the Company. As such, the Manager and other members of EQT could ultimately receive a return that is higher than the return achieved by the Company. If the Company does not elect to sell to the Continuation Vehicle, the sale of a portfolio company to a Continuation Vehicle may result in certain members of EQT disposing of their interests in the portfolio company at an earlier time than the Company and otherwise taking actions with respect to such portfolio company that are different from the actions taken by the Company. As such, the Manager and certain members of EQT that have sold their interests in such portfolio company to the Continuation Vehicle could receive from such sale a return that is higher than the ultimate return achieved by the Company at the time the Company disposes of its interests in such portfolio company. Although the sale of a portfolio company to a Continuation Vehicle would in many cases constitute a cross transaction, such transactions could be structured in a manner that does not constitute a cross transaction.

Performance Allocation; Management Fee

EQT AB Group’s entitlement to receive the Performance Allocation will create an incentive for the Manager to make riskier or more speculative recommendations for acquisitions to the Company than would be the case in the absence of this arrangement.

In addition, the manner in which EQT AB Group’s entitlement to the Performance Allocation and the Manager’s entitlement to the Management Fee is determined could result in a conflict between their interests and the interests of the shareholders with respect to the sequence and timing of disposals of assets. The Manager will be incentivized to operate the Company, including to hold and/or sell portfolio companies, in a manner that takes into account the tax treatment of EQT AB Group’s Performance Allocation. U.S. federal tax law relating to the taxation of incentive allocations generally provides for a lower capital gains tax rate in respect of investments held for more than three years, whereas certain shareholders will be eligible for such treatment after a holding period of only more than one year. While the Manager generally intends to seek to maximize pre-tax returns for the Company as a whole, the Manager will nonetheless be incentivized to recommend the Company to hold portfolio companies for a longer period than would be the case if such holding period requirement did not exist and/or to dispose of assets prior to any change in law that results in a higher effective income tax rate on EQT AB Group’s Performance Allocation. The Manager will also be incentivized to recommend the Company to structure portfolio companies in a manner that mitigates the impact of the holding period requirement applicable Performance Allocations, which could adversely impact the after-tax returns of, or otherwise result in increased costs for, the Company and the shareholders. The Manager could be motivated to overstate valuations in order to improve the Company’s track record or to minimize losses from write-downs that must be returned prior to EQT AB Group receiving the Performance Allocation.

The Company’s NAV will generally be determined by the Manager based in part on valuations of the Company’s assets as described in “Item 1. Business—Net Asset Value.” The Manager has a conflict of interest with respect to such valuations because the amount of the Management Fee payable, the amount of the Performance Allocation to which EQT AB Group is entitled with respect to the Company and the timing of its receipt of the Performance Allocation will depend in part on the value of the assets. The calculation of the net assets includes certain subjective judgments with respect to estimating, for example, the value of the Company’s portfolio companies, income and liabilities (e.g., exclusion of potentially subjective or contingent liabilities that may arise on or subsequent to the sale of a portfolio company), and therefore, the NAV may not correspond to realizable value upon a sale of those assets. The Manager may benefit from the Company retaining ownership of its assets at times when shareholders may be better served by the sale or disposition of the Company’s assets in order to avoid a reduction in its NAV. If the Company’s NAV is calculated in a way that is not reflective of its actual NAV, then the purchase price of Shares or the price paid for the repurchase of Shares on a given date may not accurately reflect the value of the Company, and such Shares may be worth less than the purchase price or more than the repurchase price. Shareholders should note that, where the Manager or another member of EQT AB Group holds Shares or interests following any share-based remuneration, the Manager will have a further incentive to maximize valuations to positively impact the Company’s NAV and the value of such Shares. Shareholders should note that, to the extent EQT receives proceeds following any repurchase of such Shares, and such proceeds exceed the amount that would have been received had EQT’s remuneration instead been settled in cash, then EQT shall be entitled to retain such excess and shall not be liable to account for such excess to the Company or any shareholder.

In the event that the Company makes any distribution in kind to the shareholders as a whole or to any shareholders in particular, the fair value of such property will generally be determined by the Manager. If the valuations made by the Manager are incorrect (including both with respect to an in-kind distribution or with respect to the fair value of assets that continue to be held by the Company), the Performance Allocation payable to EQT AB Group, or the timing of receipt of the Performance Allocation, could also be incorrect. A valuation generally will not be required and is not expected to be obtained in connection with in-kind distributions.

In the event of any error by EQT AB Group in the calculation of the Management Fee, EQT AB Group will endeavor to correct such error as soon as reasonably practicable, including by refunding any excess Management Fee, netting such amount out of subsequent amounts payable to EQT AB Group or by taking such other actions as EQT AB Group determines are reasonably necessary. Any decision to reimburse is not precedential and should not create the expectation of any reimbursement in the future. Any determination as to whether an error occurred and as to what remedial action to take, if any, is made by EQT AB Group in its sole discretion and shall be final and binding in all respects. Interest will not accrue on any such amounts paid or net out of subsequent amounts between EQT AB Group and the Company to rectify any such error.

Fees Paid by Holders of Certain Investor Shares

Shareholders (or their brokers on their behalf) may elect to purchase Investor Shares and in connection therewith, by virtue of holding certain classes of Shares which bear Servicing Fees and/or other fees, bear a larger amount of fees than holders of Shares that do not bear such fees. Some or all of the Servicing Fee payable in respect of a holder’s investment, to the extent applicable to the class(es) of Shares held by such holder, may be allocated to the financial intermediary through which an underlying shareholder was placed and/or the financial intermediary which provides ongoing services to such underlying shareholder, in each case as determined by the Manager in its sole discretion. Any amounts allocated in accordance with the foregoing sentence will compensate such representative for any placement, reporting, administrative and/or other services provided to an underlying shareholder by such financial intermediary. The receipt of the Servicing Fee by a shareholder’s financial intermediary will result in a conflict of interest.

Notwithstanding the allocation arrangements set forth in “Item 1. Business—Net Asset Value—Calculation of NAV,” the Manager may, in its discretion, allocate fees, costs, expenses, liabilities and/or taxes to one or more specific Share classes where the Manager reasonably determines it to be impracticable to allocate on the basis set forth in “Item 1. Business—Net Asset Value—Calculation of NAV” (including, for example, where it would otherwise incur a disproportionate administrative or financial burden in determining the requisite allocations or where the cost or administrative burden in seeking such allocation would outweigh the benefits). This may include circumstances where such fees, costs, expenses, liabilities and/or taxes have only been borne for the benefit of one class of Investor Shares or subset of classes of Investor Shares.

Tax Equity Opportunities

Circumstances may arise where one or more members of EQ AB Group are able to take advantage of certain incentives, benefits and/or subsidies made available to investors who provide capital to renewable energy and similar infrastructure projects, including as a “tax equity” investor. Tax equity investments, in particular, may enable investors to take the benefit of tax credits from a relevant project in order to offset their existing or future tax liabilities. Such tax credits can take the form of investment tax credits (received at the time of commissioning a relevant project) or production tax credits (which are generated and received over time as a relevant project produces energy). Members of EQ AB Group may participate in tax equity and similar investments related to the activities of the Company and/or its portfolio companies or projects. As an example, a member of EQ AB Group may provide financing for a renewable energy project in respect of which one or more of the Company’s portfolio companies (and/or their management teams and other personnel) provides certain operational, management, construction, sourcing, procurement, advisory and/or other services. While the potential for conflicts of interest to arise in respect of any such financings cannot be wholly excluded, as a general matter, the likelihood of any such conflicts arising are expected to be limited (or otherwise to not exist), including because: (i) any such projects are unlikely to be suitable for pursuit by the Company (having regard to the Company’s business objectives, as well as the passive nature of such tax equity investments) and may well not be suitable for shareholders; (ii) any services provided by a portfolio company in respect of a relevant project would be provided by such portfolio company as part of its ordinary business activities, which it would expect to provide and carry-out irrespective of the involvement of any member of EQ AB Group in financing such project (and where the involvement of a member of EQ AB Group may be beneficial in enabling a project to proceed in circumstances where separate financing for the project would otherwise be difficult to obtain); and (iii) any services provided by a portfolio company in respect of any such project would be provided on arm’s-length terms and in accordance with market norms for comparable projects and services (including as regards to fees or other remuneration for such services, which fees would indirectly benefit of the Company as an (indirect) owner of the portfolio company providing such services). Any such member of EQ AB Group participating in such project financing arrangements shall not be required to account to the Company (or the shareholders) for any benefits received from such financing (including any tax credits) and shall not be required to offer any such opportunities, as may arise, to the Company or any of its shareholders.

EQT Insurance Costs

The Company will purchase or bear premiums, fees, costs and expenses (including any expenses or fees of insurance brokers) to insure the Company, its subsidiaries and portfolio companies, the Manager, any other member of EQT AB Group, their respective affiliates and their respective directors, officers, partners, agents, delegates, representatives, consultants and employees and members of the AC (if established) and other indemnified parties, against liability (including, without limitation, with respect to liabilities arising from relevant litigation or breaches of representations and/or warranties and cybersecurity) in connection with the activities of the Company. This includes a portion of any premiums, fees, costs and expenses for one or more “umbrella” group or other insurance policies maintained by EQT that cover one or more of EQT and other EQT accounts (being investment funds, REITs, vehicles, accounts, products and/or other similar arrangements sponsored, advised, operated and/or managed by any member of EQT AB Group or its affiliates), whether currently in existence or subsequently established (in each case, including any related successor funds, alternative vehicles, supplemental capital vehicles, surge funds, over-flow funds, coinvestment vehicles and other entities formed in connection with EQT or its affiliates side-by-side or additional general partner investments with respect thereto), the Manager and/or EQT (including their respective managers, directors, officers, employees, delegates, agents and representatives and other indemnified parties). The Manager will make judgments about the allocation of premiums, fees, costs and expenses for such “umbrella” group or other insurance policies among one or more of the Company and other EQT accounts, the Manager and/or EQT on a fair and reasonable basis, in its discretion, and may make corrective allocations should it determine subsequently that such corrections are necessary or advisable.

In addition to the insurance carried by EQT and its affiliates, the Company also carries liability insurance, including “D&O” insurance that is similar to that which similar businesses hold, and in amounts that are customary for the types of businesses that the Company operates. The Company pays for costs and expenses for its own insurance along with an allocable portion of costs of the EQT insurance policies that benefit the Company and its portfolio companies.

Valuation Matters

The fair value of all portfolio companies will ultimately be determined by the Manager in accordance with the Company’s valuation policies and procedures approved by the Board. It will, in certain circumstances, be the case that the valuation of a portfolio company may not reflect the price at which the portfolio company is ultimately sold, and the difference between the valuation and the ultimate sale price could be material. The valuation methodologies used to value any portfolio companies will involve subjective judgments and projections and may, in certain circumstances, not be accurate. Valuation methodologies will also involve assumptions and opinions about future events, which may or may not turn out to be correct, and may be based on a prior period valuation. Ultimate realization of the value of an asset depends to a great extent on economic, market and other conditions beyond the Manager’s control. There will be no retroactive adjustment in the valuation of any portfolio company, the price at which Shares were purchased or sold by shareholders or repurchased by the Company, as applicable, the Management Fee or the Performance Allocation to the extent any valuation proves to not accurately reflect the realizable value of an asset in the Company. The valuation of portfolio companies will affect the amount and timing of the Performance Allocation payable to EQT AB Group and the amount of the Management Fee payable to the Manager. The valuation of investments of EQT Vehicles will, in certain circumstances, affect the decision of prospective investors to subscribe for Shares. Similarly, the valuation of the Company’s portfolio companies will, in certain circumstances, affect the ability of EQT to form and attract capital to EQT Vehicles. As a result, there may be circumstances in which the Manager is incentivized to make more speculative acquisitions of portfolio companies, seek to deploy capital in portfolio companies at an accelerated pace, hold portfolio companies longer and/or the Manager is incentivized to determine valuations that are higher than the actual fair value of portfolio companies. In particular, given that the Management Fee and the Performance Allocation will be dependent on the valuation of illiquid assets, which will be determined by the Manager, the Manager could be incentivized to value the assets higher than if the Management Fee were not based on the valuation of such assets. The foregoing conflicts arising from valuation matters will not necessarily be resolved in favor of the Company, and shareholders may not be entitled to receive notice or disclosure of the occurrence of these conflicts.

Use of Credit Facilities

The Manager may utilize one or more credit facilities for, among other things, making acquisitions, satisfying liabilities of the Company and/or (directly or indirectly) making distributions to shareholders (the collateral for which can be, for example, one or more assets of the Company, (i.e., asset-backed facilities)). In particular, it is expected that capital needs of the Company during the initial ramp-up period may be met through draws from such credit facilities rather than subscriptions from shareholders. The interest expense and other costs of any such borrowings will be a company expense and, accordingly, decrease net returns of the Company, while the use of any such borrowings may also have the effect of increasing the Company’s performance, which, may in turn result in EQT AB Group being allocated a higher Performance Allocation than would otherwise be the case. To the extent amounts outstanding under any such credit facility are due upon demand by a lender, such a demand may be issued at an inopportune time at which liquidity is generally constrained, potentially resulting in default.

The Manager may also seek to secure the benefit of one or more credit facilities for purposes of the Company making acquisitions prior to the Initial Offering. Conflicts of interest may also arise to the extent that a credit facility is used to make an acquisition that is syndicated in part to co-investors as such co-investors will generally not provide credit support under the relevant facility or pay related costs or expenses, but will nevertheless stand to receive the benefit of the use of the credit facility, and neither the Company nor shareholders generally will be compensated for providing such support or being subject to the related costs, expenses and/or liabilities for their benefit in this context.

The Manager expects that any such financing will typically be provided by a third-party credit provider, but in certain circumstances a member of EQT may (but shall not be obliged to) provide such financing (either in conjunction with, or in place of, any such third-party credit provider). In circumstances where the Manager does secure financing for the benefit of the Company from a member of EQT AB Group alongside a third-party credit provider, then the terms of any such financing will be no less favorable to the borrower than the terms of the financing provided by third-party lenders for the same purposes. EQT could have incentives to cause the Company and its portfolio companies to accept financing from EQT rather than (in part or wholly) from a third party. In the event that a member of EQT itself provides such financing, EQT would not rely on a third-party agent to confirm that the terms offered by EQT as lender are consistent with market terms, but will instead rely upon its own analysis and set terms which it considers to generally be favorable or at least not less favorable than those terms that EQT reasonably expects could be obtained from a bona fide third-party lender taking into account the specifics of the proposed lender arrangements (including with respect to security and lender-risk). Any such transactions will be assumed to be conducted on an arm’s-length basis. The Manager will not be required to obtain any consent or seek any approvals or review from shareholders in the case of any conflicts related to such financing arrangements. Although the Manager will approve such transactions only on terms, including the consideration to be paid, that are determined by the Manager in good faith to be appropriate for the Company, it is possible that EQT’s interests as a lender could be in conflict with those of the Company and the interests of the shareholders. The Manager is responsible for pursuing the Company’s business objectives, is under common control with EQT and will encounter conflicts where, for example, a decision regarding the acquisition, holding or disposition of a portfolio company is considered attractive or advantageous for the Company yet poses a risk of economic loss of principal to EQT as lender. If such conflicts arise, prospective investors should be aware that EQT could act to protect its own interests as a lender ahead of the Company’s business interests.

Prospective investors of the Company should note that there shall be no obligation on any member of EQT AB Group to provide any credit facility for the benefit of the Company and to the extent any such credit facility is provided, such credit facility may be discontinued or replaced with a credit facility with third-party lenders which is on less favorable terms than any such credit facility provided by a member of EQT AB Group, which may therefore result in increased risk, costs and other more onerous terms for the Company.

Any borrowings under such credit facilities or other indebtedness (including guarantees) may be secured by way of a share pledge or other form of security in respect of the relevant acquisition or portfolio company in respect of which the borrowing is made (including security on interests held by the Company in one or more portfolio companies) on a cross-collateralized basis or on a joint and/or several basis or otherwise and accordingly limitations which otherwise apply with respect to the amount of such borrowings or indebtedness by the Company as provided by reference to the Company’s NAV shall not necessarily apply with respect to such borrowings or indebtedness. The interest expense and other costs of any such borrowings and the costs relating to securing any such facility will be a company expense. Please refer to the section above entitled “—Related Party Transactions and Bridge Financing” for further information on situations where EQT itself may provide financing or similar arrangements to the Company or the Company’s portfolio companies.

Global Distribution

The Dealer-Manager for the Company is EQTE Brokerage LLC (d/b/a EQT Partners BD, LLC). Any material adverse change to the ability of the Dealer-Manager to build and maintain a network of licensed securities broker-dealers and other agents could have a material adverse effect on the Company’s business and the Private Offering. If the Dealer-Manager is unable to build and maintain a sufficient network of participating broker-dealers to distribute Shares in the offering, the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy may be adversely affected. In addition, the Dealer-Manager will in the future serve as Dealer-Manager for other issuers. As a result, the Dealer-Manager will experience conflicts of interest in allocating its time between the offering and such other issuers, which could adversely affect the Company’s ability to raise proceeds through the offering and implement the Company’s acquisition strategy. Further, the participating broker-dealers retained by the Dealer-Manager may have numerous competing investment products, some with similar or identical strategies and areas of focus as the Company, which they may elect to emphasize to their retail clients.

Placement Activities

EQT personnel involved in the marketing and placement of the Shares are acting for the distribution agent and not acting as investment, tax, financial, legal or accounting advisors to prospective investors in connection with the offering of the Shares. Prospective investors must independently evaluate the offering and make their own investment decisions.

EQT could offer, on an agency basis for third parties, including, without limitation, unaffiliated fund sponsors in which EQT has a minority ownership interest, interests in other pooled investment vehicles that have as their primary investment objective investments that are substantially similar to the types of acquisitions to be made by the Company and, in connection with any such offering, will receive customary compensation, including an interest in such vehicles. Placement agents or other financial intermediaries could also receive other compensation, including placement fees with respect to the acquisition of Shares by shareholders. Such agents or intermediaries will have an incentive in promoting the acquisition of Shares in preference to products with respect to which they receive a smaller fee. Prospective investors should take the existence of such fees and other compensation into account in evaluating a purchase of the Company’s Shares.

Cost Allocation

The Company may temporarily cover the operational and related fees, costs, expenses and/or liabilities of holding structures and entities used by portfolio companies (for example, by providing a temporary loan or securing third-party financing for such purposes), including the share of any such fees, costs, expenses and/or liabilities which are allocable to other parties participating in such holding structures and/or entities (including, as the case may be, co-investors participating in such portfolio company). In such cases, the Company generally expects to charge a holding fee or interest cost to such other parties, in order to compensate the Company for having temporarily covered their allocable share of such fees, costs, expenses and/or liabilities. However, there can be no guarantees that the Company will be able to charge any such holding fee or interest or (to the extent that it does so) that such fee or interest will represent adequate compensation for any temporary funding provided by the Company on their behalf. Moreover, while such financing is intended to be temporary in nature and is aimed at ensuring that such holding structures and entities can continue to operate and function as needed for the benefit of the Company on a timely basis (including where cash may be required on short-notice), there can be no guarantees that the Company will be able to recover the share of any such fees, costs, expenses and/or liabilities which are allocable to other parties participating in such holding structures and/or entities, and as a result, shareholders should be aware that the Company may be required to bear a disproportionate share of such fees, costs, expenses and/or liabilities relative to its investment in the portfolio company.

Diverse Shareholder Group

Shareholders (and their respective beneficiaries, where relevant) are expected to be based in a wide variety of jurisdictions and take a wide variety of forms. Shareholders may have conflicting investment, tax and other interests with respect to their investments in the Company. The conflicting interests of individual shareholders may relate to, or arise from, among other things, the nature of acquisitions made by the Company, the jurisdiction in which the shareholder is based and the economic, political, legal and/or regulatory climate prevailing at the relevant time, the structuring or the acquisition of acquisitions and the timing of disposition of portfolio companies. As a consequence, conflicts of interest may arise in connection with the decisions made by the Manager, including with respect to the nature or structuring of acquisitions that may be more beneficial for one shareholder (and its underlying beneficiaries, where relevant) than for another shareholder (and its underlying beneficiaries, where relevant), especially with respect to shareholders’ individual tax situations. In selecting and structuring acquisitions appropriate for the Company, the Manager will consider the business, regulatory and tax objectives of the Company as a whole, not the investment, regulatory, tax or other objectives of any shareholder (or, where applicable, its underlying beneficiaries) individually. In addition, certain shareholders also may invest in other EQT Vehicles, or may be individuals or entities that have business or other relationships with EQT or EQT personnel. It is also possible that the Company or the Company’s portfolio companies may be counterparties (such counterparties dealt with on an arms’-length basis) or participants in agreements, transactions or other arrangements with a shareholder or an affiliate of a shareholder. Such shareholder may, therefore, have different information about EQT and the Company than shareholder not similarly positioned. Shareholders should note that, to the extent that shareholder vote on any matter regarding conflicts (including conflicts between the Company and other EQT Vehicles) or otherwise participate in matters involving a vote or action thereby, any such shareholder may have an interest in other EQT Vehicle(s) and, as a result, may not be motivated to vote solely in accordance with its interests related to the Company. Moreover, shareholders are unrestricted from voting according to their own interests (and such interests may not be aligned generally or at all with the interests of other shareholders), and may vote or abstain from voting, in a manner that is adverse to the interests of other shareholders and the Company.

In addition, EQT AB Group, through its ownership of all of the Company’s outstanding Class Q Shares, holds, directly and indirectly, all of the voting power of the Company. Moreover, an EQT Vehicle may acquire interests in the Company as a shareholder. This may give rise to conflicts of interest between, on the one hand, the Company and, on the other hand, EQT AB Group and/or the relevant EQT Vehicle as a shareholder. In addition, as a shareholder in the Company, EQT and/or a relevant EQT Vehicle may participate in investor votes and consents in respect of the Company, which may give rise to a conflict of interest (given that EQT Vehicles, and the exercise of its rights and any voting, are expected to be controlled by a member of EQT AB Group). EQT and the operator, manager, general partner and/or adviser (as applicable) of such EQT Vehicle (which may be the Manager), in its capacity as the operator, manager, general partner and/or adviser, may each act in its own interests and the interests of the investors in such EQT Vehicle when participating in any shareholder vote or consent in respect of the Company, which may not align with the interests of the Company or the other shareholders in the Company. Furthermore, whilst the operator, manager, general partner and/or adviser (as applicable) of a relevant EQT Vehicle may have certain fiduciary or other duties to such EQT Vehicle and the investors in such EQT Vehicle, EQT may have a financial incentive or otherwise benefit from a relevant EQT

Vehicle voting in a particular way in respect of shareholder vote or consent in respect of the Company. Furthermore, EQT may have a financial incentive or otherwise benefit from the relevant EQT Vehicle becoming a shareholder of the Company.

Shareholders’ Outside Activities

A shareholder shall be entitled to and can be expected to have business interests and engage in activities in addition to those relating to EQT, including business interests and activities in direct competition with EQT and its portfolio companies, and may engage in transactions with, and provide services to, EQT or its portfolio companies (which will, in certain circumstances, include providing leverage or other financing to EQT or its portfolio companies as determined by the Manager in its sole discretion). None of EQT, any shareholder or any other person shall have any rights by virtue of the LLC Agreement or any related agreements in any business ventures of any shareholder. The shareholder, and in certain cases the Manager, will have conflicting loyalties in these situations.

Conflicting Shareholder Interests

Shareholders may have conflicting investment, tax and other interests with respect to their investment in the Company, including conflicts relating to the structuring of acquisitions and realizations. Conflicts may arise in connection with recommendations made by the Advisory Professionals and the Manager or decisions made by the Company regarding the nature or structuring of an acquisition that may be more beneficial to one shareholder than another, especially with respect to tax matters. The Manager may also be motivated to recommend structuring an acquisition in a manner which is beneficial to its, or other members of EQT AB Group’s, interests relative to shareholders’ interest due to its, or such other member’s, entitlement to the Management Fee or Performance Allocation. In structuring, acquiring and disposing of portfolio companies, the Manager will consider the business and tax objectives of the Company, not the investment, tax, or other objectives of any single shareholder.

Other Affiliate Transactions

To the extent permitted in the LLC Agreement and by applicable law, EQT will engage in transactions with the Company and its affiliates by purchasing investments from or through EQT as principal, or co-investing with EQT and EQT Vehicles in portfolio companies, and will invest in entities in which EQT holds material investments. The Company will also potentially acquire portfolio companies from time to time in transactions where a member of EQT that is a registered broker-dealer is acting as agent, broker, principal, arranger or syndicate manager or member on the other side of the transaction or for other parties in the transaction, only to the extent that the Manager believes in good faith that the terms of such transactions, taken as a whole, are appropriate for the Company and are otherwise in accordance with applicable law. It is possible that the Company will be required under the LLC Agreement to obtain the consent of the Board (or the independent members thereof) to enter into certain of the Company’s potential acquisitions and the failure of the Board (or the independent members thereof) to grant any such consent would prevent the Company from consummating such acquisitions and, therefore, could adversely affect the Company.

General

The Manager, in its sole discretion, may decide not to pursue an acquisition opportunity for the Company, or may otherwise be restricted in doing so, because of a conflict of interest.

The Manager shall not be in breach of any obligation or duty to the Company or to shareholders or liable for any loss incurred by the Company or by shareholders, notwithstanding a conflict with its duties to, or the interests of, the Company, in consequence of any decision not to proceed with an acquisition, or any decision to effect, or participate in, any transaction on its own behalf or on behalf of any other person or to provide advice or other services to any person. Similarly, the Manager shall be under no duty or obligation to disclose to, or use for the benefit of, the Company any information in relation to any transaction in which it, or any person to whom it owes a duty, has an interest.

Personnel

EQT AB Group may, from time to time, hire or have seconded short-term or long-term personnel (or interns) who are connected or associated with a portfolio company or a service provider. Although reasonable efforts are made to mitigate any potential conflicts of interest with respect to such hires or secondees, there is no guarantee that EQT AB Group can control all such potential conflicts of interest, and conflicts could arise as a result of any such hires or secondments, including through the use of commercially sensitive information obtained by such persons while assuming such a position within the EQT AB Group entities.

Legal Counsel

Simpson Thacher & Bartlett LLP and other counsel (collectively, “Counsel”) will act as legal counsel to the Company and EQT in connection with the offering of Shares and certain ongoing activities relating to the activities and/or operation of the Company. Counsel represents EQT and certain of the EQT Vehicles from time to time in a variety of different matters. Counsel may also act as counsel to a portfolio company (or, if applicable, its holding entity) or in respect of a project, other equity investors in a portfolio company, creditors of a portfolio company or an agent therefor, a party seeking to acquire some or all of the assets or equity of a portfolio company, or a person engaged in litigation with a portfolio company. In connection with the offering of Shares and ongoing advice to the Company and EQT, Counsel will not be representing the shareholders (except, as the case may be, any other EQT Vehicle participating as a shareholder). No independent counsel has been retained to represent the shareholders. Representation by Counsel of the Company is limited to specific matters on which they have been consulted. There may exist other matters which could have a bearing on the Company as to which Counsel has not been consulted. In addition, Counsel does not undertake to monitor the compliance of the Company and EQT with the objectives, strategies, restrictions and other guidelines and terms set forth in this Annual Report on Form 10-K, our Registration Statement on Form 10 and the LLC Agreement, nor does Counsel monitor compliance with applicable laws or regulations. Counsel has not investigated or verified the accuracy and completeness of any information set forth in this Annual Report on Form 10-K. Shareholders should seek their own legal, tax and financial advice before making an investment in the Company.

Each shareholder shall, if it requires counsel in respect of a legal matter contemplated under the LLC Agreement, be entitled to retain its own independent counsel with respect thereto and shall be responsible for payment of all fees and expenses of such independent counsel. Simpson Thacher & Bartlett LLP and any other law firm retained by EQT or the Manager may represent the Manager, EQT and/or the Company in connection with any such legal matters (including any dispute between the Manager and one or more shareholders except as otherwise agreed to by the Manager in writing in its sole discretion).

Possible Future Activities and Additional Potential Conflicts

EQT, including for the avoidance of doubt EQT Partners, may expand the range of services and investment products and strategies that it provides over time as part of its ongoing business activities, as well as expanding and developing its own, non-investment fund-related, activities. EQT will not be restricted in the scope of its business or in the performance of any such services or development of such products, strategies or activities or the reallocation of resources (including Advisory Professionals) to such products or strategies (whether now offered or undertaken in the future) even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. Such activities may include, for example: (i) underwriting activities and related services as described in the section headed “—Affiliated Broker-Dealer and Underwriting Activities;” (ii) the establishment of future EQT Vehicles or investment products which could compete for relevant time, financial and other resource within the wider EQT organization (including, from Advisory Professionals); (iii)

the establishment of future EQT Vehicles or investment vehicles, the investment strategy of which is to invest in and/or alongside the Company and/or one or more other funds, including as a “fund-of-funds” (which may result in the provision of certain beneficial terms (including regarding the management fee, priority profit share, performance allocation and/or carried interest to otherwise be borne by such fund-of-funds) which are not generally made available to other shareholders, as well as a reduction in the Company’s subscriptions); (iv) the establishment of future EQT Vehicles which, as part of their investment strategy, may invest alongside one or more other EQT Vehicles (including the Company) in suitable investment opportunities (which may result in certain conflicts arising in respect of jointly held investments (as further detailed under the section entitled “—Joint Participation in Acquisitions”) and opportunities that are otherwise suitable for pursuit by the Company being allocated either in whole or in part to such other future EQT Vehicle); and (v) the development of other services, capabilities and functions within EQT AB Group which may be utilized by or in respect of the Company and for which a fee may be charged to the Company (which, depending on the nature of the fee may not be subject to offset against the Management Fee to be borne by shareholders), as well as the development of resources, capabilities and functions which may be provided for compensation to one or more third parties whose activities may potentially compete with the activities of EQT or the Company and other business activities for EQT’s own account which are unrelated to its activities as an investment firm. To the extent that EQT establishes a ‘fund-of-funds’ which participates as an investor in the Company, then potential conflicts of interest could arise, depending on the strategy and terms of any such, fund-of-funds, product. For example, an open-ended ‘fund-of-funds’ product may have liquidity requirements to meet redemption requests which means such ‘fund-of-fund’ has an interest in portfolio companies being sold at a time when the Company wishes to retain such portfolio companies. Similarly, another EQT Vehicle investing alongside the Company in an acquisition may have differing liquidity requirements to the Company (including because of its terms and structure) which may result in such other EQT Vehicle having interests in respect of the underlying portfolio company that do not necessarily fully align with those of the Company. Given the Manager’s duty to the Company as a whole, acquisition-related decisions (including as regards to the timing for selling a portfolio company) will not be taken in the interests of any single shareholder but having regard to the interests of the Company as a whole. EQT has, and will continue to develop, relationships with a significant number of companies, financial sponsors and their senior managers, including relationships with entities that may hold or may have held portfolio companies similar to those intended to be acquired by the Company. These entities may themselves represent appropriate acquisition opportunities for the Company or may compete with the Company for acquisition opportunities.

The Company will be required to establish business relationships with its counterparties based on the Company’s own credit standing. EQT will not have any obligation to allow its credit to be used in connection with the Company’s establishment of its business relationships, nor is it expected that the Company’s counterparties will rely on the credit of EQT in evaluating the Company’s creditworthiness.

Other Potential Private Equity Vehicles

The Manager reserves the right to raise additional private equity vehicles (“Other Private Equity Vehicles”), including private equity vehicles that target the same portfolio companies as the Company. The closing of an Other Private Equity Vehicle could result in the reallocation of EQT personnel, including reallocation of existing private equity professionals, to such Other Private Equity Vehicle. In addition, potential portfolio companies that may be suitable for the Company may be directed toward or shared with such Other Private Equity Vehicle.

EQT AB as a Public Company

As a consequence of EQT AB’s status as a public company, the officers, directors, members, managers and personnel of the members of the EQT AB Group may take into account certain considerations and other factors in connection with the management of the business and affairs of the Company and its affiliates that would not necessarily be taken into account if EQT AB were not a public company, including the need to generate value and returns for its shareholders. Such persons may have fiduciary duties to shareholders of EQT AB as a public company that may conflict with their duties to the Company or otherwise not be conducive to acting in the best interests of the Company. As a public company, EQT AB is subject to certain disclosures and reporting requirements which may necessitate the disclosure and/or reporting of information in a manner or timeframe which would otherwise not apply, and such disclosure or reporting could adversely affect the interests of EQT AB and other members of EQT AB Group (and indirectly, the interest of the Company) as well as the interests of the Company and its shareholders to a greater extent than would otherwise be the case. While management of the Company is conducted independently from EQT AB, circumstances could arise in which decisions are taken in the interests of shareholders and EQT AB Group which may indirectly or directly impact upon the Company and/or its activities and which, more generally, do not necessarily align with the interests of the Company.

Item 14.	Principal Accountant Fees and Services.

Independent Auditors

During the period from June 20, 2024 (date of formation) to December 31, 2024, KPMG LLP (PCAOB ID No. 185), (“KPMG”) served as our independent auditor.

Audit and Non-Audit Fees

Aggregate fees that we were billed for the period from June 20, 2024 (date of formation) through December 31, 2024 by our independent registered public accounting firm, KPMG, were as follows:

For the period from June 20, 2024 (date of formation) through December 31, 2024
Audit fees(1)	$206,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$206,000

(1)

Audit fees include amounts billed to us related to annual financial statement audit work, seed balance sheet audit work, quarterly financial statement reviews and review of SEC registration statements.

The Audit Committee of our Board was advised that there were no services provided by KPMG that were unrelated to the audit of the consolidated financial statements as of and for the period ended December 31, 2024 that could impair KPMG from maintaining its independence as our independent auditor.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to the charter of the Audit Committee, all audit services and permissible non-audit services to be provided to the Company by the independent auditors, must be pre-approved by the Audit Committee. The Audit Committee may also delegate pre-approval authority to one or more independent directors provided that any such pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated such authority to the Audit Committee Chairperson.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements

See Item 8 above.

(a) (2) Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(a)(3) Exhibits

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 20, 2024)

3.2	Limited Liability Company Agreement, dated as of June 20, 2024, by EQT Holdings AB (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 20, 2024)

3.3	Form of Amended and Restated Limited Liability Company Agreement, by and among EQT Holdings AB, EQT Partners Inc. and the Members (incorporated by reference to Exhibit 3.3 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on December 19, 2024)

4.1	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

4.2	Form of Subscription Agreement (incorporated by reference to Exhibit 4.1 to the Registrant’s Post-Effective Amendment No.2 to Form 10 filed with the SEC on December 19, 2024)

4.3	Form of Distribution Reinvestment Plan (incorporated by reference to Exhibit 4.2 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 15, 2024)

4.4	Form of Share Repurchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on December 19, 2024)

4.5	Form of EQT Share Repurchase Arrangement (incorporated by reference to Exhibit 4.4 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 15, 2024)

10.1	Form of Management Agreement, by and between EQT Infrastructure Company LLC and EQT Partners Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 15, 2024)

10.2	Form of Dealer Manager Agreement, by and between EQT Infrastructure Company LLC and EQTE Brokerage LLC (d/b/a EQT Partners BD, LLC) (incorporated by reference to Exhibit 10.2 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 15, 2024)

10.3	Amended and Restated Expense Limitation and Reimbursement Agreement, dated October 19, 2024, by and between EQT Infrastructure Company LLC and EQT Partners Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Amendment No. 1 to Form 10 filed with the SEC on November 15, 2024)

10.4	Form of Trademark License Agreement by and between EQT Infrastructure Company LLC and EQT AB (incorporated by reference to Exhibit 10.4 to the Registrant’s Amendment No. 2 to Form 10 filed with the SEC on December 19, 2024)

10.5	Administrative Services Agreement, dated as of January 24, 2025, by and among EQT Infrastructure Company LLC, EQIC Holdings L.P. and The Bank of New York Mellon (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 18, 2025)

10.6	Form of Indemnification Agreement

14.1	Code of Business Conduct and Ethics

19.1	Insider Trading Policies and Procedures (included in Exhibit 14.1)

Exhibit Number	Description

21.1	List of Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The agreements and other documents filed as exhibits to this Annual Report on Form 10-K are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and shareholders should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

Item 16.	Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQT INFRASTRUCTURE COMPANY LLC

Date: March 31, 2025	/s/ Erwin Thompson
Erwin Thompson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Erwin Thompson Erwin Thompson	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025

/s/ Patrik Burnäs Patrik Burnäs	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2025

/s/ Suzanne Donohoe Suzanne Donohoe	Chairperson of the Board	March 31, 2025

/s/ Alex Darden Alex Darden	Director	March 31, 2025

/s/ Geoffrey Roberts Geoffrey Roberts	Director	March 31, 2025

/s/ Patricia Glassford Patricia Glassford	Director	March 31, 2025

/s/ Russell Steenberg Russell Steenberg	Director	March 31, 2025