Form 10-Q
period 2025-09-30
EQT Infrastructure Co LLC
filed 2025-11-14
CIK 2032019

in

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 000-56691

EQT Infrastructure Company LLC

(Exact name of registrant as specified in its charter)

Delaware	99-3884445
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

245 Park Avenue, 34th Floor New York, NY	10167
(Address of principal executive offices)	(Zip Code)

(917) 281-0850

Registrant’s telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

As of November 14, 2025, the registrant had 40 Class Q Shares outstanding.

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

ii

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

iii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

EQT Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Cash and cash equivalents	$1,000	$1,000
Due from Manager	6,267,600	2,731,832
Deferred offering costs	2,105,797	1,557,719
Total assets	$8,374,397	$4,290,551
Liabilities
Organization costs payable	$4,380,223	$2,070,985
Legal and professional fees payable	1,286,906	660,847
General and administrative expenses payable	361,166	—
Offering costs payable	2,105,797	1,557,719
Directors’ fees and expenses payable	239,305	—
Total liabilities	$8,373,397	$4,289,551
Commitments and contingencies (Note 4)
Net assets	$1,000	$1,000
Net assets are comprised of:
Class Q Shares, 40 shares authorized, issued and outstanding	$1,000	$1,000
Net assets	$1,000	$1,000
Shares outstanding	40	40
Net asset value per share	$25.00	$25.00

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the period from June 20, 2024 (date of formation) through September 30, 2024
Expenses
Organization costs	$233,400	$699,411	$2,309,238	$2,399,816
Legal and professional fees	77,363	190,332	987,225	217,200
Directors’ fees and expenses	115,945	—	239,305	—
Total Expenses	$426,708	$889,743	$3,535,768	$2,617,016
Less: Expenses reimbursed by Manager	(426,708)	(889,743)	(3,535,768)	(2,617,016)
Net expenses	$—	$—	$—	—
Net investment income	$—	$—	$—	—

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

The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional real assets platform pursuant to a management agreement to be entered into with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company had no activity as of September 30, 2025, other than matters relating to its organization and offering.

As of September 30, 2025, EQT Holdings AB, an indirect subsidiary of EQT AB, made the Company’s only capital contribution of $1,000 in exchange for the issuance of Class Q Shares (the “Shares”) of the Company.

As of September 30, 2025, the Company had neither purchased nor contracted to purchase any investments.

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of September 30, 2025, the amount of cash and cash equivalents was $1,000.

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For the three and nine months ended September 30, 2025, the Company incurred organization costs of $233,400 and $2,309,238, respectively. For the period from June 20, 2024 (date of formation) to September 30, 2024, the Company incurred organization costs of $2,399,816.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 3. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of September 30, 2025, the cumulative offering costs incurred by the Company of $2,105,797 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

Calculation of Net Asset Value

Net asset value (“NAV”) by share class is calculated by subtracting total liabilities for each class from the total carrying amount of all assets for that class, which includes the fair value of investments. NAV per share for each class is calculated by dividing the net asset value for that class by the total number of outstanding common shares of that class on the reporting date.

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

As of September 30, 2025, all expenses fall under the Expense Limitation Agreement and the total amount of expenses to be reimbursed by the Manager for the three and nine months ended September 30, 2025 is $426,708 and $3,535,768, respectively.

4.
Commitments and Contingencies

The Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Indemnification

In connection with the Initial Offering, the Company intends to enter into an Amended and Restated Limited Liability Company Agreement and under such agreement, its members of the Board, the Manager, the officers of the Company, the holder of the Company’s Class Q Shares, EQT AB Group and their respective affiliates, directors, officers, representatives, agents, consultants, shareholders, members, managers, partners and employees, and any other person who serves at the request of EQT AB Group or its affiliates as a director, officer, agent, consultant, member, manager, partner, shareholder, trustee or employee of the Company or any other person will be indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

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

6.
Recent Accounting Pronouncements

Income Tax Disclosure Improvements

In December 2023, the FASB issued ASU 2023-09, “Improvement to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to enhance the transparency and decision usefulness of income tax disclosure, requiring disaggregated information about an entity’s effective tax rate reconciliation as well as income taxes paid. The guidance is effective for the Company’s annual period ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09 on its consolidated financial statements and disclosures.

Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”). ASU 2024-03 requires a public business to provide disaggregated disclosures of certain categories of expense on an annual an interim basis. The update will be effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statements and disclosures.

7.
Subsequent Events

The Company has evaluated subsequent events through November 14, 2025, the date on which the Financial Statements were available to be issued, and concluded that no subsequent events have occurred that require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing in this Quarterly Report on Form 10-Q and our consolidated financial statements included in our 2024 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. The Company intends to operate its business in a manner permitting it to be excluded from the definition of “investment company” under the Investment Company Act. We have not yet commenced commercial operations.

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

Further contributing to economic uncertainty, the current U.S. presidential administration has signaled its intention to implement, and has started to implement, significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government recently announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company's fundraising activities and deployment of funds, its portfolio companies or the respective financial performance of the Company and its portfolio companies.

Results of Operations

As of September 30, 2025, we were in our organizational period and had not commenced significant operations. We will be dependent upon the proceeds from our Private Offering in order to conduct our business. We intend to acquire portfolio companies with the capital received from our Private Offering and any indebtedness that we may incur in connection with such activities.

From June 20, 2024 (date of formation) through September 30, 2025, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 19, 2024.

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

During the three and nine months ended September 30, 2025, we incurred organization costs of $233,400 and $2,309,238, respectively, and offering costs of $0 and $548,078, respectively. For the period from June 20, 2024 (date of formation) to September 30, 2024, the Company incurred organization costs of $2,399,816. The organization costs represent legal, accounting, and other corporate services.

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

Liquidity and Capital Resources

We have not yet commenced commercial activities. EQT AB Group has made an initial capital contribution of $1,000 in cash, in exchange for 40 Class Q Shares. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. EQT AB Group currently holds all of the Company’s outstanding Class Q Shares. As of September 30, 2025 and December 31, 2024, EQT AB Group was our only shareholder.

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

Cash Flows

On August 28, 2024, the Company was capitalized with a $1,000 investment by the EQT AB Group. There have been no other cash flows from our inception through September 30, 2025.

As of September 30, 2025 and September 30, 2024, we had not declared or paid any distributions.

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

Valuation of Portfolio Companies

The Company’s portfolio companies are valued at fair value in accordance with GAAP, including ASC 820, Fair Value Measurement. ASC 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Recent Accounting Pronouncements

See Note 6. Recent Accounting Pronouncements for pronouncements that may have an impact on our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

See Note 4. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended September 30, 2025. We had no significant operations as of September 30, 2025. When we commence our principal operations, we expect that our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk with respect to use of derivative financial instruments. As of September 30, 2025, we had no indebtedness and did not use any derivative financial instruments. The Manager will be responsible for the oversight of risks to our business.

Fair Value Risk

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

Interest Rate Risk

Changes in credit markets and in particular, interest rates, can impact investment valuations and may have offsetting results depending on the valuation methodology used. Additionally, low interest rates related to monetary stimulus and economic stagnation may also negatively impact expected returns on all portfolio companies, as the demand for relatively higher return assets increases and supply decreases.

With respect to our proposed business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income positions to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

EQT INFRASTRUCTURE COMPANY LLC

By:	/s/ Brian Channon
Name: Brian Channon
Title: Chief Financial Officer
(Authorized Signatory, Principal Financial Officer and Principal Accounting Officer)

Date: November 14, 2025