Form 10-Q
period 2026-03-31
EQT Infrastructure Co LLC
filed 2026-05-15
CIK 2032019

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(917) 281-0850

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None.	None.	None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, the registrant had the following shares outstanding: 40 Class Q Shares, 40 Class H Shares, 3,612,009 Class E Shares, 15,909,044 Class A-I Shares and 1,597,104 Class A-S Shares, 5,253 Class T Shares and 400 Class I Shares. The number of Shares outstanding excludes May 1, 2026 subscriptions since the issuance price is not yet finalized as of the date of this filing. As of May 15, 2026, no Class D Shares, Class S Shares, Class A-D Shares, Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares were outstanding.

i

Certain Terms Used in this Quarterly Report on Form 10-Q

In this Quarterly Report on Form 10-Q:

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
•
“EQT Partners” refer to EQT Partners AB and/or certain of its affiliates, subsidiaries, parent or branches appointed as advisors and/or sub-advisors to the general partners, managers and/or operators of certain EQT Vehicles, as the context requires;
•
“EQT Vehicles” refer to investment vehicles or other arrangements and any of their respective successors, in each case, managed and/or operated and/or advised by the EQT AB Group;
•
“Founder Shares” refer to the Company’s Class A-I Shares (“Class A-I Shares”), Class A-D Shares (“Class A-D Shares”), Class A-S Shares (“Class A-S Shares”), Class M-I Shares (“Class M-I Shares”), Class M-S Shares (“Class M-S Shares”), Class M-I-TE Shares (“Class M-I-TE Shares”) and Class M-S-TE Shares (“Class M-S-TE Shares”);
•
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
•
“LLC Agreement” refers to the Company’s Second Amended and Restated Limited Liability Company Agreement, dated as of April 30, 2026, as it may be further amended and restated from time to time;
•
“Manager” refers to EQT Partners Inc., our manager and a wholly-owned subsidiary of EQT AB Group;
•
“Management Agreement” refers to our amended and restated management agreement with the Manager and EQIC Holdings L.P., a subsidiary of the Company, dated April 30, 2026, pursuant to which the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Board;
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
•
repurchases under our share repurchase plan;
•
political, economic or industry conditions, or conditions affecting the financial and capital markets, including the effect of trade policy;
•
the impact of geopolitical conditions, including revolution, insurgency, terrorism or war, including those arising out of the ongoing conflicts in the Middle East and Eastern Europe;
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

In addition, words such as “anticipate,” “believe,” “expect,” “plan,” “seek” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Annual Report”) and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”). Other factors that could cause actual results to differ materially include:

•
changes in political, economic or industry conditions, the interest rate environment or conditions affecting the financial and capital markets, including the effects of inflation, trade policies, geopolitical conflicts and government regulation;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQT Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

	March 31, 2026	December 31, 2025
Assets
Investments at fair value (cost: $170,466,652 and $0, respectively)	$193,279,009	$-
Cash and cash equivalents	216,420,520	1,000
Cash in foreign currencies, at fair value (cost: $182,690 and $0, respectively)	183,365	-
Due from Manager	5,176,016	7,501,237
Deferred offering costs	1,754,831	2,105,797
Interest receivable	915,437	-
Total assets	417,729,178	9,608,034

Liabilities
Legal and professional fees payable	2,490,474	1,782,432
Accrued performance allocation	2,596,265	-
Offering costs payable	2,105,797	2,105,797
Accrued shareholder servicing fees	1,066,056	-
General and administrative expenses payable	425,554	514,088
Organization costs payable	333,497	4,849,466
Management fee payable, net	104,310	-
Other payables	184,157	-
Directors' fees and expenses payable	51,192	355,251
Total liabilities	9,357,302	9,607,034

Commitments and contingencies (Note 4)

Net assets	$408,371,876	$1,000

Net assets are comprised of:
Class A-I Shares, 11,873,118 and 0 shares authorized, issued and outstanding, respectively	317,469,459	-
Class A-S Shares, 978,269 and 0 shares authorized, issued and outstanding, respectively	25,077,392	-
Class E Shares, 2,438,851 and 0 shares authorized, issued and outstanding, respectively	65,695,405	-
Class H Shares, 40 and 0 shares authorized, issued and outstanding, respectively	1,080	-
Class I Shares, 400 and 0 shares authorized, issued and outstanding, respectively	10,676	-
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1,080	1,000
Class T Shares, 4,327 and 0 shares authorized, issued and outstanding, respectively	116,784	-
Net assets	$408,371,876	$1,000

Shares outstanding	15,295,045	40

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Investment income
Interest income	$985,127	$-
Total investment income	985,127	-

Operating expenses
Management fee, net	104,310	-
Performance allocation	2,596,265	-
Legal and professional fees	3,570,011	575,408
Deferred offering costs amortization	350,966	-
Organization costs	-	1,025,996
Directors' fees and expenses	115,000	8,675
General and administrative expenses	287,493
Total operating expenses	7,024,045	1,610,079
Less: Expenses reimbursed by Manager	(5,277,818)	(1,610,079)

Net operating expenses	1,746,227	-

Net investment loss	(761,100)	-

Net realized gain/(loss) and change in unrealized appreciation/(depreciation) on investments and foreign currency translation
Net realized gain/(loss) on:
Net realized gain/(loss) on foreign currency transactions	2,305	-

Net change in unrealized appreciation/(depreciation) on:
Net change in unrealized appreciation/(depreciation) on investments	23,498,399	-
Net change in unrealized appreciation/(depreciation) on foreign currency translation	(685,367)	-

Net change in unrealized appreciation/(depreciation)	22,813,032	-

Total realized gain/(loss) and change in unrealized appreciation/(depreciation) on investments and foreign currency translation	22,815,337	-

Net increase in net assets resulting from operations	$22,054,237	$-

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

	Class A-I Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at December 31, 2024	$-	$-	$-	$-	$-	$1,000	$-	$1,000
Consideration from the issuance of shares	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	-	-	-	-	-	-	-
Net investment income/(loss)	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-
Balance at March 31, 2025	$-	$-	$-	$-	$-	$1,000	$-	$1,000

Balance at December 31, 2025	$-	$-	$-	$-	$-	$1,000	$-	$1,000
Consideration from the issuance of shares	300,414,726	25,025,000	61,820,188	1,000	10,000	-	111,781	387,382,695
Payment for the repurchase of shares	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees		(1,066,056)				-	-	(1,066,056)
Net investment income/(loss)	(884,031)	(86,696)	209,443	8	(43)	8	211	(761,100)
Net realized gain/(loss)	1,591	359	353	-	-	-	2	2,305
Net change in unrealized appreciation/(depreciation)	17,937,173	1,204,785	3,665,421	72	719	72	4,790	22,813,032
Balance at March 31, 2026	$317,469,459	$25,077,392	$65,695,405	$1,080	$10,676	$1,080	$116,784	$408,371,876

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
Operating activities
Net increase in net assets resulting from operations	$22,054,237	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(23,498,399)	-
Net change in unrealized (appreciation)/depreciation on foreign currency	685,367	-
Net realized (gain)/loss on foreign currency transactions	(2,305)	-
Amortization of deferred offering costs	350,966	-
Changes in operating assets and liabilities:
Acquisition of portfolio companies	(111,787,336)	-
Proceeds from portfolio companies	3,143,852	-
Changes in operating assets and liabilities:
Increase/(decrease) in deferred offering costs	-	(548,078)
Decrease/(increase) in due from Manager	2,325,221	(1,610,079)
Increase in interest receivable	(915,437)	-
Increase in management fee payable, net	104,310	-
Increase in accrued performance allocation	2,596,265	-
(Decrease)/increase in directors’ fees and expenses payable	(192,278)	8,675
Increase in offering costs payable	-	548,078
(Decrease)/increase in organization costs payable	(4,515,969)	1,025,996
Increase in legal and professional fees payable	708,042	575,408
Decrease in general and administrative expenses payable	(88,534)	-
Increase in other payables	184,157	-
Net cash used in operating activities	(108,847,841)	-

Financing activities
Increase in servicing fees payable	-	-
Proceeds from issuance of shares	325,450,726	-
Net cash provided by financing activities	325,450,726	-

Net increase in cash and cash equivalents	216,602,885	-

Cash and cash equivalents, beginning of period	1,000	1,000
Cash and cash equivalents, end of period	$216,603,885	$1,000

Supplemental disclosure of operating activities
Class T shares issued in exchange for director fees (1)	$111,781	$-

Supplemental disclosure of non-cash financing activities
Class E shares issued in exchange for investment acquisitions	$61,820,188	$-
Change in shareholder servicing fees	$1,066,056	$-

(1)
During the period, director fees were settled through the issuance of Class T shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Schedule of Investments as of March 31, 2026 (Unaudited)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Transportation & Logistics (7.16%)
Constellation Cold Logistics	Equity interest held through Frio Aggregator SCSp	Europe	EUR	III	$29,241,171	7.14%

Energy & Environmental (32.59%)
Ju:niz Energy	Equity interest held through Boost Lux TopCo SCSp	Europe	EUR	III	10,978,026	2.68%
Waga Energy	Equity interest held through EQT Box SCSp	Europe	EUR	III	13,097,423	3.20%
Scale Microgrids	Equity interest held through Stallion Aggregator LP	North America	USD	III	27,221,221	6.64%
Reworld Waste	Equity interest held through Covert Aggregator, LP	North America	USD	III	9,898,672	2.42%
Seven Seas Water Group	Equity interest held through Sedna Aggregator SCSp	North America	USD	III	29,987,343	7.32%
Madison Energy	Equity interest held through Bulldog TopCo LP	North America	USD	III	41,889,440	10.22%

Technology (7.58%)
McNair	Equity interest held through McNair Aggregator SCSp	North America	USD	III	30,965,713	7.56%

Total Portfolio Companies (cost of $170,466,652)					193,279,009	47.18%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	108,205,623	26.41%
JP Morgan US Government Capital Fund		North America	USD	I	108,204,610	26.41%
Total Money Market Funds (cost of $216,410,233)					216,410,233	52.82%

Total Investments and Money Market Funds (cost of $386,876,885)					$409,689,242	100.00%

(1)
The fair value is domiciled across North America (86.98%) and Europe (13.02%).
(2)
The portfolio's cost is domiciled across North America $337,386,556 and Europe $49,490,329.

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

The Company is sponsored by EQT AB (together with any one or more of its direct or indirect subsidiaries, “EQT AB Group”) and expects to benefit from EQT AB Group’s institutional real assets platform pursuant to its management agreement with EQT Partners Inc. (the “Manager”) to support the Company in identifying, acquiring, owning and controlling its portfolio companies in accordance with the Company’s objectives. The Company commenced its principal operations on February 1, 2026.

EQIC conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of March 31, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares (collectively, the “Investor Shares”).

Holders of Investor Shares have equal rights and privileges with each other, except as it relates to the maximum sales loads, dealer-manager fees and servicing fees. EQT AB Group, through its ownership of all of the Company’s outstanding Class Q Shares, holds, directly and indirectly, all of the voting power of the Company.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements (referred to hereafter as the “financial statements”) are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are stated in United States (“U.S.”) dollars. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in these consolidated financial statements. Actual results could differ from those estimates. Our fiscal year ends on December 31 of each year.

The Company’s consolidated financial statements are prepared using the accounting and reporting guidance under Accounting Standards Codification (“ASC”) 946, Financial Services—Investment Companies (“ASC 946”).

Basis of Consolidation

As provided under Regulation S-X and ASC 946, the Company will generally not consolidate its investment in a company other than a wholly owned investment company or controlled operating company whose business consists of providing services to the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of March 31, 2026 and December 31, 2025, the amount of cash and cash equivalents was $216,603,885 and $1,000, respectively.

Foreign Currency Translation

The accounting records of the Company are maintained in U.S. Dollars. The fair value of investments and other assets and liabilities denominated in non-U.S. currencies are translated into U.S. Dollars using the exchange rate at the end of each reporting period. Amounts related to the purchases and sales of investments, investment income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.

Net unrealized currency gains and losses arising from valuing foreign currency-denominated investments and liabilities at the current exchange rate are reflected as part of net change in unrealized appreciation (depreciation) on foreign currency translation in the Consolidated Statements of Operations.

Foreign security and currency translations may involve certain considerations and risks not typically associated with investing in U.S. companies and U.S. government securities. These risks include, but are not limited to, currency fluctuations and revaluations and future adverse political, social and economic developments, which could cause investments in foreign markets to be less liquid and prices to be more volatile than those of comparable U.S. companies or U.S. government securities.

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 5. For the three months ended March 31, 2026 and 2025, the Company incurred organization costs of $0 and $1 million, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 5. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of March 31, 2026 and December 31, 2025, the cumulative offering costs incurred by the Company of $1.8 million and $2.1 million, respectively, were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

The availability of valuation techniques and observable inputs can vary from investment to investment and are affected by a wide variety of factors. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. Due to the inherent uncertainty of valuation, estimated values may be materially higher or lower than the values that would have been used had a ready market for the investments existed. Therefore, the degree of judgment exercised by the Manager in determining fair value is greatest for investments categorized in Level III.

When determining fair value, the Manager uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The valuation techniques used by the Manager to determine fair value are consistent with the market or income approaches.

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

Income Taxes

The Company operates so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. As such, it will not be subject to any U.S. federal, state and/or local income taxes. In any year, it is possible that the Company will be considered a publicly traded partnership and will not meet the qualifying income exception, which would result in the Company being treated as a publicly traded partnership taxed as a corporation, rather than a partnership. In such case, the members would then be treated as stockholders in a corporation, and the Company would become taxable as a corporation for U.S. federal income tax purposes.

The Company is required to pay income tax at corporate rates on its net taxable income. In addition, the Company operates and intends to continue to operate, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level.

Uncertain Tax Positions

The Company analyzes its tax filing positions in all of the U.S. federal, state and local tax jurisdictions and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a reserve is established and recorded in other accrued expenses and liabilities. Accrued interest and penalties related to uncertain tax positions are recorded within other expenses, when applicable. The Company records uncertain tax positions on the basis of a two-step process: (a) determination is made whether it is more-likely-than-not that the tax positions will be sustained based on the technical merits of the position and (b) those tax positions that meet the more-likely-than-not threshold are recognized as the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal and certain state, local and foreign tax regulators. Annually, tax returns are subject to examinations for a period of three to six years from when they are filed under varying statutes of limitations.

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

The Manager is ultimately responsible for the Company's NAV calculations.

At the end of each month, any change in the Company’s NAV (whether an increase or decrease) is allocated among each Share class based on the relative percentage of the previous aggregate NAV for each share class, adjusted for issuances of shares that were effective on the first calendar day of such month and repurchases that were effective on the last calendar day of such month.

Revenue Recognition

Interest income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation (Depreciation) on Investments

Without regard to unrealized appreciation or depreciation previously recognized, realized gains or losses will be measured as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset. Net change in unrealized appreciation or depreciation will reflect the change in investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation when gains or losses are realized.

Performance Allocation

Under the Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 12.5% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 5. Related Party Transactions). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

3.
Investments

Acquisitions

Class E Issuances

•
On February 2, 2026, the Company issued to EQT Holdings AB, an indirect subsidiary of EQT AB, a total of approximately 394,158 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Ju:niz Energy GmbH ("Boost"), a battery energy storage system developer and operator.
•
On February 20, 2026, the Company issued to EQT Holdings AB a total of approximately 997,242 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Constellation Cold Logistics ("Frio"), a provider of temperature-controlled storage infrastructure.
•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB, each an indirect subsidiary of EQT AB, a total of 505,035 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Holding AB's ownership interests in Waga Energy SA ("Box"), a leader in renewable natural gas production.
•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB a total of 542,416 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Investments AB's ownership interests in McNair Parent Coöperatief ("Everest"), a leading global data center provider.

The offer and sale of the Class E Shares were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereunder.

Cash Acquisitions

•
On February 20, 2026, the Company purchased from EQT Holdings AB ownership interests in Scale Microgrids ("Stallion"), a leading vertically integrated developer, acquirer, owner, and operator of microgrids, for an aggregate amount of $21,342,163.
•
On February 20, 2026, the Company purchased from EQT Investments AB ownership interests in Seven Seas Water Group ("Sedna"), a leading provider of sustainable water and wastewater solutions, for an aggregate amount of $30,001,606.
•
On February 20, 2026, the Company purchased from EQT Investments AB ownership interests in Madison Energy ("Pebble"), a developer, owner, and operator of distributed solar and energy storage projects, for an aggregate amount of $42,041,578.
•
On February 20, 2026, the Company purchased from EQT Holdings AB ownership interests in Reworld Waste ("Caesar"), a leading sustainable waste solutions provider, for an aggregate amount of $10,665,134.
•
On February 23, 2026, the Company acquired ownership interests in Ju:niz Energy GmbH ("Boost"), a battery energy storage system developer and operator, for an aggregate amount of $1,273,914.
•
On March 27, 2026, the Company purchased from EQT Investments AB ownership interests McNair Parent Coöperatief ("Everest"), a leading global data center provider, for an aggregate amount of $6,010,000.
4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of March 31, 2026 and December 31, 2025, according to the fair value hierarchy:

March 31, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$193,279,009	$193,279,009
Investments in Money Market Funds	216,410,233	-	-	216,410,233
Total	$216,410,233	$-	$193,279,009	$409,689,242

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the three months ended March 31, 2026 and for the year ended December 31, 2025:

Investments	Balance as of December 31, 2025	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of March 31, 2026
Portfolio companies	$-	$173,610,504	$(3,143,852)	$23,498,399	$(686,042)	$193,279,009

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of March 31, 2026:

Level III Assets	Fair Value March 31, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation From an Increase in Input (3)
Portfolio companies	$193,279,009	Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	36%		0% - 100%	(4)
			Weight Ascribed to Discounted Cashflow	48%		0% - 100%	(5)
		Market Comparables	Enterprise Value / EBITDA Multiple	15.4	x	12.2x - 18.5x	Increase
		Discounted Cashflows	Weighted Average Cost of Capital(3)	12.2%		9.2% - 13.6%

	March 31, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (1)	0.25% decrease	+2.10%
	0.25% increase	-2.15%

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. EQT Partners Inc., the Company’s manager, has determined that market participants would take these inputs into account when valuing the investments.
(2)
Inputs are weighted based on fair value of the investments included in the range.
(3)
Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result in significantly higher or lower fair value measurements.
(4)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.
(5)
The directional change from an increase in the weight ascribed to the transaction price would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by the Manager’s independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets.

5.
Related Party Transactions

LLC Agreement

On June 30, 2025, the Company executed its LLC Agreement, which amended and restated the Company’s limited liability company agreement, dated as of June 20, 2024. EQT Holdings AB, the Company’s sole Class Q Member, and the Manager are counterparties to the LLC Agreement, along with the other shareholders.

Management Agreement

On January 30, 2026, the Company entered into a management agreement (the “Management Agreement”) with the Manager and EQIC Holdings L.P., a subsidiary of the Company. Pursuant to the Management Agreement, the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class I Shares, Class D Shares, Class S Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-I Shares, Class A-D Shares and Class A-S Shares, for a 33-month period following the Initial Offering and such Class A-I Shares, Class A-D Shares and Class A-S Shares will receive a Management Fee waiver for a 9-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Class A-I Shares, Class A-D Shares and Class A-S Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the "Servicing Fee"), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (the "Transactional NAV"), which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the three months ended March 31, 2026 the Company incurred Management Fees of $0.1 million in the Consolidated Statements of Operations, of which $0.1 million was payable at period end and included in management fee payable, net in the accompanying Consolidated Statements of Assets and Liabilities. The gross Management Fee of $0.5 million was offset by $0.4 million to arrive at the net Management Fee of $0.1 million.

Performance Allocation

The Performance Allocation is equal to 12.5% of the Total Return attributable to Investor Shares subject to the Hurdle Amount and a High Water Mark, with a 100% Catch-Up. Such allocation is measured and allocated or paid annually (excluding the initial Reference Period, which will be measured and allocated or paid at the end of the initial Reference Period) and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares. Specifically, promptly following the end of each Reference Period (and at the other times described herein), EQT AB Group is allocated a Performance Allocation in an amount equal to:

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

EQT AB Group is also allocated a Performance Allocation with respect to all Investor Shares that are repurchased in connection with repurchases of Shares in an amount calculated as described above with the relevant period being the portion of the Reference Period for which such Shares were outstanding, and proceeds for any such Share repurchases will be reduced by the amount of any such Performance Allocation. Such Performance Allocation is calculated based on the Company’s Transactional NAV.

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

“Reference Period” means the applicable year beginning on January 1 and ending on December 31 of the same year; provided, that the initial Reference Period shall be the period from the date of acceptance of the initial subscription for shares of the Company by persons that are not affiliates of the Manager (the "Initial Offering") to December 31, 2026.

For the three months ended March 31, 2026, the Company recognized a Performance Allocation of $2.6 million in the Consolidated Statements of Operations, of which $2.6 million was payable at period end and included in an accrued Performance Allocation in the accompanying Consolidated Statements of Assets and Liabilities.

Trademark License Agreement

The Company is party to a trademark license agreement with EQT AB, dated as of January 30, 2026 (the “Trademark License Agreement”). Pursuant to the Trademark License Agreement, EQT AB granted the Company a license to use certain trademarks and service marks subject to the terms of such agreement.

Expense Limitation and Reimbursement Agreement

Pursuant to the Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026 (the “Expense Limitation Agreement”) with the Manager, the Manager has agreed to forego an amount of its monthly management fee and/or pay, absorb or reimburse certain expenses of the Company, to the extent necessary through and including March 31, 2027, so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month. The Company has agreed to carry forward the amount of any foregone Management Fee and/or expenses paid, absorbed or reimbursed by the Manager, when and if requested by the Manager, within five years from the end of the month in which the Manager waived or reimbursed such fees or expenses (“Excess Expenses”) and to reimburse the Manager in the amount of such Excess Expenses as promptly as possible, on a monthly basis, but only if and to the extent that Specified Expenses plus any recoupment do not exceed 0.75% of the Company’s net assets at the end of each calendar month. The Manager may recapture a Specified Expense in the same year it is incurred. This arrangement cannot be terminated prior to March 31, 2027 without the Board’s consent. “Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the distribution fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager).

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

The Expense Limitation Agreement will be in effect through and including March 31, 2027, but may be renewed by the mutual agreement of the Manager and the Company for successive terms.

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of March 31, 2026.

Three Months Ended	Amount	Last Expiration Date
June 30, 2024 (From June 20, 2024 to June 30, 2024)	$1,727,272	June 30, 2029
September 30, 2024	889,743	September 30, 2029
December 31, 2024	114,817	December 31, 2029
March 31, 2025	1,610,079	March 31, 2030
June 30, 2025	1,498,981	June 30, 2030
September 30, 2025	426,708	September 30, 2030
December 31, 2025	1,233,638	December 31, 2030
March 31, 2026	5,277,818	March 31, 2031
Total	$12,779,056

As of March 31, 2026 and December 31, 2025, the total amount of expenses to be reimbursed by the Manager is $5.2 million and $4.7 million, respectively.

Dealer-Manager Agreement

On January 9, 2026, the Company entered into a Dealer-Manager Agreement (as amended from time to time, the “Dealer-Manager Agreement”) with EQT Partners BD, LLC (the “Dealer-Manager”).

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

Servicing Fee

The Company pays the Dealer-Manager ongoing Servicing Fees as accrued monthly and payable quarterly. Such Servicing Fee is calculated based on the Company’s Transactional NAV, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares, Class A-I Shares or the EQT AB Group Shares incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries. The Company may also pay for certain sub-transfer agency, platform, sub-accounting and administrative services outside of the Servicing Fee.

Under GAAP, the Company accrues the cost of the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class D Shares, Class S Shares, Class A-D Shares and Class A-S Shares.

The Manager remits payment of the ongoing Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

As of March 31, 2026 and December 31, 2025, the Company has accrued $1.06 million and $0, respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class A-D Shares and Class A-S Shares sold.

6.
Net Assets

The following table is a summary of share activity during the three months ended March 31, 2026 and shares outstanding as of March 31, 2026 and December 31, 2025:

	Shares Outstanding as of December 31, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of March 31, 2026
Class A-I Shares	-	11,873,118	-	11,873,118
Class A-S Shares	-	978,269	-	978,269
Class E Shares	-	2,438,851	-	2,438,851
Class H Shares	-	40	-	40
Class I Shares	-	400	-	400
Class Q Shares	40	-	-	40
Class T Shares	-	4,327	-	4,327
Total	40	15,295,005	-	15,295,045

The following table is a summary of share activity during the year ended December 31, 2025 and shares outstanding as of December 31, 2025 and December 31, 2024:

	Shares Outstanding as of December 31, 2024	Shares Issued During the Period	Shares Repurchased During the Period	Shares Outstanding as of December 31, 2025
Class Q Shares	40	-	-	40
Total	40	-	-	40

Share Repurchase

On January 30, 2026, the Board adopted a revised share repurchase plan (the “Share Repurchase Plan”) to reflect the addition of certain classes of shares, such that the Share Repurchase Plan applies to the Company’s Class A-I Shares, Class A-S Shares, Class I Shares and Class T Shares. Pursuant to the Share Repurchase Plan, the Company’s shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Share Repurchase Plan.

We do not expect to make repurchases under the Share Repurchase Plan until after September 30, 2026.

7.
Distributions

The Company did not declare or pay any distributions during the three months ended March 31, 2026.

8.
Commitments and Contingencies

Litigation

As of March 31, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had no unfunded commitments in portfolio companies as of both March 31, 2026 and December 31, 2025.

Indemnification

Under the Company’s LLC Agreement, its members of the Board, the Manager, the officers of the Company, the holder of the Company’s Class Q Shares, EQT AB Group and their respective affiliates, directors, officers, representatives, agents, consultants, shareholders, members, managers, partners and employees, and any other person who serves at the request of EQT AB Group or its affiliates as a director, officer, agent, consultant, member, manager, partner, shareholder, trustee or employee of the Company or any other person are indemnified against certain liabilities arising out of the performance of their duties to the Company. In the normal course of business, the Company enters into contracts that contain a variety of representations and that provide general indemnifications. The Company’s maximum liability exposure under these arrangements is unknown, as future claims that have not yet occurred may be made against the Company.

9.
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

10.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the three months ended March 31, 2026:

	Class A-I Shares	Class A-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (December 31, 2025)	$-	-	-	-	-	25.00	-
Consideration from the issuance of shares, net	25.30	25.58	25.35	25.00	25.00	-	25.84
Accrued shareholder servicing fees	-	(1.07)	-	-	-	-	-
Net investment income/(loss) (2)	(0.07)	(0.10)	0.09	0.20	(0.11)	0.20	0.05
Net realized and change in unrealized appreciation (2)	1.51	1.21	1.50	1.79	1.80	1.79	1.10
Net asset value per share at the end of period (March 31, 2026)	$26.74	$25.63	$26.94	$26.99	$26.69	$26.99	$26.99

Net assets at end of period (March 31, 2026)	$317,469,459	$25,077,392	$65,695,405	$1,080	$10,676	$1,080	$116,784
Shares outstanding at end of period (March 31, 2026)	11,873,118	978,269	2,438,851	40	400	40	4,327
Weighted average of shares outstanding at end of the period (March 31, 2026)	6,256,595	393,706	1,272,929	26	262	40	1,490

Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):
Operating expenses before performance allocation (4)	1.11%	1.15%	1.39%	1.24%	1.48%	1.27%	0.76%
Operating expenses before expenses reimbursed by Manager (4) (5)	(2.41)%	(2.50)%	(1.39)%	(1.24)%	(2.70)%	(1.27)%	(0.10)%
Operating expenses after expenses reimbursed by Manager (4) (5) (6)	(0.86)%	(1.31)%	0.13%	0.50%	(0.94)%	0.50%	0.37%
Operating expenses after performance allocation (4) (5)(6)	2.09%	2.19%	1.39%	1.24%	2.41%	1.27%	0.76%
Net investment income/(loss) (4)	(0.47)%	(0.73)%	0.54%	0.99%	(0.54)%	1.01%	0.24%
Total GAAP return attributed to Shares based on net asset value (7)	6.95%	2.50%	7.75%	7.97%	6.76%	7.97%	7.97%

(1)
Per share data may be rounded in order to recompute the ending net asset value per share.
(2)
Per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)
Actual results may not be indicative of future results. Additionally, an individual Shareholder’s ratios may vary from the ratios presented for a share class as a whole.
(4)
Weighted average net assets during the applicable period are used for this calculation.
(5)
Ratios presented after accounting for the accrual of the performance allocation.
(6)
Ratios presented after expenses reimbursed by Manager.
(7)
The Company’s performance changes over time and currently may be different than that shown above. Past performance is no guarantee of future results.
(8)
Expense ratios and net investment income/(loss) ratio are annualized.
11.
Subsequent Events

Unregistered Sales of Equity Securities

As of April 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $124,438,632, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold (1,2)	Aggregate Consideration(1)
Class A-I	4,035,926	$107,914,632
Class A-S	618,835	16,524,000
Total		$124,438,632

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on April 20, 2026, following the calculation of the Company’s Transactional NAV per share as of March 31, 2026.

The offer and sale of the investor shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $89,767,386 were received and accepted on May 1, 2026. The number of shares to be issued will be determined based on the NAV as of April 30, 2026, once finalized.

Second A&R LLCA

On April 30, 2026, the Company executed its second amended and restated limited liability company agreement (the "Amended and Restated LLC Agreement"), which amended and restated the LLC Agreement, dated as of January 30, 2026. The amendment and restatement effects certain changes, including, among other things, the establishment of the Company’s Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares.

Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares have equal rights and privileges with the Company’s Class D Shares, Class A-D Shares, Class I Shares, Class A-I Shares, Class S Shares, and Class A-S Shares, except that Class S Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares pay a sales load and dealer manager fee; Class I Shares, Class A-I Shares, Class M-I Shares and Class M-I-TE Shares do no pay a servicing fee; and Class A-I, Class A-D, Class A-S, Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares pay a lower management fee rate. Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares are not entitled to nominate, remove or participate in the appointment of directors of the Company.

Management Agreement

On April 30, 2026, the Company entered into an amended and restated management agreement (the “A&R Management Agreement”) with EQIC Holdings L.P., a subsidiary of the Company, and EQT Partners Inc. (the “Manager”).

The A&R Management Agreement effects certain changes, including, among other things, setting forth the terms of the management fee for the Company’s Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares, as established pursuant to the LLC Agreement. The Manager is an indirect subsidiary of EQT AB.

Share Repurchase Plan

On April 30, 2026, the Board adopted a revised share repurchase plan (the “Revised Share Repurchase Plan”) to reflect the addition of the Company’s Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares. Pursuant to the Revised Share Repurchase Plan, the Company’s shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Revised Share Repurchase Plan.

The Company has evaluated subsequent events through May 15, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements included in the 2025 Annual Report. In addition to historical data, this discussion contains forward-looking statements about our business, operations and financial performance based on current expectations that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results may differ materially from those in this discussion as a result of various factors, including but not limited to those discussed in “Part I, Item 1A. Risk Factors” in the 2025 Annual Report.

Overview

The Company was formed as a Delaware limited liability company on June 20, 2024. The Company has a limited operating history and was formed as a holding company that seeks to acquire, own and control Joint Ventures and portfolio companies globally. The Company operates its business in a manner so that it is not an “investment company” under the Investment Company Act. We commenced commercial operations on February 1, 2026, upon the sale of Investor Shares to third-party investors.

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

We expect that we will continue to own nearly all of our portfolio companies through Joint Ventures alongside one or more EQT Vehicles whose interests are generally aligned with ours, such that a joint acquisition strategy arising from our combined resources provides the Company with opportunities to accumulate a larger share of, and more control over, any potential acquisition. We plan to own all or substantially all of our Joint Venture interests and other interests in portfolio companies directly or indirectly through one or more wholly-owned operating subsidiaries (each, an “Operating Subsidiary”). In turn, we expect our Operating Subsidiaries to hold our interests in portfolio companies and Joint Ventures through one or more corporations, limited liability companies or limited partnerships. We expect that most of our Joint Ventures will own a majority of, and/or have primary control over, the underlying portfolio company. Our relative economic interests in such Joint Ventures will vary from acquisition to acquisition.

We expect that over the long term, Joint Ventures and portfolio companies will make up approximately 80% of our assets and that the balance of our assets, approximately 20%, will consist of cash and cash equivalents, U.S. Treasury securities, U.S. government agency securities, municipal securities, other sovereign debt, investment grade credit and other investments including high-yield credit, asset-backed securities, mortgage-backed securities, collateralized loan obligations, leveraged loans and/or debt of companies or assets (collectively, the “Liquidity Portfolio”). We expect to hold a portion of our assets in the Liquidity Portfolio in order to provide us with income, to facilitate capital deployment and to provide a potential source of liquidity, including to meet share repurchase requests under our share repurchase plan, pursuant to which shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in such plan (the “Share Repurchase Plan”). These types of liquid assets may exceed 20% of our assets at any given time due to new subscriptions, shareholder participation in our share repurchase program, distributions from, or dispositions of, portfolio companies or for other reasons as our Manager determines. See “Item 1A. Risk Factors—Risks Related to Our Business—We have significant liquidity requirements, and adverse market and economic conditions may adversely affect our sources of liquidity, which could materially and adversely affect our business operations” in the 2025 Annual Report.

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

No market currently exists for our Shares. We do not intend to list our Shares for trading on any securities exchange or any other trading market in the near future. There is currently no secondary market for our Shares and we do not anticipate that a secondary market will develop for our Shares. Neither the Manager nor the Dealer-Manager intends to make a market for the Shares.

Recent Developments

On April 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $124,438,632. On May 1.2026 the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $89,767,386.

Additionally, see Note 11. Subsequent Events to the consolidated financial statements for additional information on acquisitions subsequent to March 31, 2026.

Macroeconomic Environment

To date, 2026 has been marked by continued uncertainty in global markets, driven by investor concerns over inflation, elevated interest rates, ongoing political and regulatory uncertainty, including potential shifts in U.S. trade policy and the imposition of new tariffs, as well as geopolitical instability stemming from the ongoing conflicts in Ukraine, the Middle East and Central and South America. In particular, the escalation of the conflict involving Iran, Israel and the U.S. has contributed to significant disruptions in global energy markets, which has led to an increase in oil and natural gas prices and volatility in the financial markets.

Further contributing to economic uncertainty, the current U.S. presidential administration has implemented significant changes to U.S. trade policy, the size of the federal government, tax policy and the enforcement of various regulations. These policy shifts could introduce additional market instability and reduce investor confidence. For example, the U.S. government has announced tariffs on goods imported from various countries to the United States. Countries subject to such tariffs have imposed, or may in the future, impose reciprocal or retaliatory tariffs and other trade measures. We are actively monitoring these developments and analyzing the potential impacts on our business, the businesses of our portfolio companies and the broader economic environment. In light of these developments, there can be no assurances that political and regulatory conditions will not worsen and/or adversely affect the Company’s fundraising activities and deployment of funds, its portfolio companies or the respective financial performance of the Company and its portfolio companies.

Operating Results Highlights

During the three months ended March 31, 2026, we raised aggregate subscription proceeds of $325,439,726 related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in eight portfolio companies totaling $170,456,652 for the three months ended March 31, 2026.

The details of total returns on Investor Shares are shown in the following table:

Transactional Net Asset Value Total Returns	Class A-I Shares	Class A-S Shares	Class E Shares	Class I Shares	Class Q Shares
Share Class Inception Date	2/1/2026	2/1/2026	2/1/2026	2/1/2026	1/31/2026
Three months ended March 31, 2026	6.95%	6.81%	7.75%	6.76%	7.97%
Inception to date annualized as of March 31, 2026 (1)	N/A	N/A	N/A	N/A	N/A

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through March 31, 2026. For share classes without twelve months of performance, we have not included the inception to date annualized total return.

Portfolio Companies

As of March 31, 2026, the Company’s portfolio consists of eight portfolio companies, with an aggregate fair value of $193,279,009. The Company’s portfolio companies were as follows:

Portfolio Company	Description
Ju:niz Energy GmbH	Ju:niz is a battery energy storage system developer and operator.
Scale Microgrid Solutions	Scale Microgrids is a leading vertically integrated developer, acquirer, owner, and operator of microgrids.
Constellation Cold Logistics	Constellation is a provider of temperature-controlled storage infrastructure.
Covanta Holding Corporation	Reworld (formerly Covanta) is a leading sustainable waste solutions provider.
Madison Energy Infrastructure	Madison Energy is a developer, owner, and operator of distributed solar and energy storage projects.
Seven Seas Water Group	Seven Seas is a leading provider of sustainable water and wastewater solutions.
Waga Energy SA	Waga Energy is a leader in renewable natural gas production.
McNair Parent Coöperatief U.A.	McNair is a leading global data center provider.

During April and May 2026, the Company acquired interests in the following portfolio companies*:

Portfolio Company	Description
Steel River	Steel River is a major solar-plus-storage energy facility in Arkansas.
Lumos	Lumos is a provider of fiber optic internet, whole-Home Wi-Fi, voice and streaming services, to more than 300,000 homes and businesses across Virginia, North Carolina, and South Carolina.

* Additionally, on April 27, 2026, the Company acquired additional interests in Scale Microgrid Solutions in connection with the issuance of a total of approximately 1,173,158 Class E Shares to EQT Holdings AB, an indirect subsidiary of EQT AB, valued at approximately $26.94 per Class E Share, in exchange for the contribution to the Company of a portion of EQT Holdings AB’s ownership in Scale Microgrid Solutions.

Results of Operations

From June 20, 2024 (date of formation) through January 31, 2026, we had not commenced our principal operations and were focused on our formation and the registration statement for the Company. Our Form 10 registration statement automatically became effective on November 19, 2024.

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

Investment Income

We generate income primarily from our long-term ownership and control of Joint Ventures and portfolio companies and, to a lesser extent, investments in our Liquidity Portfolio, which may consist of dividend income, interest income, and net realized gains or losses and net change in unrealized appreciation or depreciation.

For the three months ended March 31, 2026, the Company generated $985,127 of interest income.

Expenses

For the three months ended March 31, 2026, the Company incurred $7,024,045 in total operating expenses.

For the three months ended March 31, 2026, the Manager agreed to reimburse expenses of $5,277,818 incurred by the Company pursuant to the Expense Limitation Agreement. The amount is subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under Note 5. Related Party Transactions to the consolidated financial statements.

In addition to the fees paid to the Manager, we pay all other costs and expenses of our operations, including compensation of any of our employees and non-investment professional employees of the Manager or EQT, directors, custodial expenses, leveraging expenses, transfer agent expenses, legal fees, expenses of independent auditors, expenses of our periodic repurchases, expenses of preparing, printing and distributing offering documents, shareholder reports, notices, proxy statements and reports to governmental agencies and taxes, if any. See “Company Expenses” below and “Item 13. Certain Relationships and Related Transactions, and Director Independence—Potential Conflicts of Interest” in the 2025 Annual Report. The Management Fee is offset by certain fees and expenses. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Management Fee Offset” in the 2025 Annual Report.

For the three months ended March 31, 2026, the Company incurred a Management Fee of $104,310.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 5. Related Party Transactions to the consolidated financial statements.

For the three months ended March 31, 2026, the Company incurred a Performance Allocation Fee of $2,596,265.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 5. Related Party Transactions to the consolidated financial statements.

For the three months ended March 31, 2026, the Company incurred Servicing Fees of $21,932. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class A-D Shares and Class A-S Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

Organizational and Offering Expenses

The Company reimburses the Manager or its affiliates for organization and offering costs incurred prior to the commencement of operations of the Company subject to reimbursement and potential recoupment pursuant to the Expense Limitation Agreement discussed herein (including legal, accounting, audit, printing, mailing, subscription processing and filing fees and expenses, due diligence expenses of participating broker-dealers supported by detailed and itemized invoices, costs in connection with preparing sales materials, design and website expenses, fees and expenses of the Company), to the extent necessary so that, for any fiscal year, the Company’s annual Specified Expenses (as defined below) do not exceed 0.75% of the Company’s net assets as of the end of each calendar month.

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

During the three months ended March 31, 2026, we incurred organization costs of $0 and incurred offering costs of $350,966. For the period from June 20, 2024 (date of formation) to March 31, 2025, the Company incurred organization costs of $1,025,996. The organization costs relate to legal, accounting, and other corporate services. As of March 31, 2026, the cumulative offering costs incurred by the Company was $2,105,797, and $1,754,831 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

Expense Limitation and Reimbursement Agreement

Under the Expense Limitation and Reimbursement Agreement, the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under Note 5. Related Party Transactions to the consolidated financial statements.

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

Net Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments, Foreign Currency Translation and Foreign Currency Forward Contracts

Net realized gain and loss and net unrealized appreciation and depreciation from our investments and foreign currency translation of assets and liabilities denominated in foreign currencies are reported separately on the Consolidated Statements of Operations. We measure realized gain and loss as the difference between the net proceeds from the sale, repayment, or disposal of an asset and the adjusted cost basis of the asset, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation will reflect the change in investments values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when appreciation or depreciation is realized.

For the three months ended March 31, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. The Company incurred realized gain on foreign currency transactions of $2,305.

For the three months ended March 31, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $22,813,032.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three months ended March 31, 2026, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three months ended March 31, 2026, net increase in net assets resulting from operations was $22,054,237.

Investment Company Accounting Considerations

Since the Company’s consolidated financial statements are prepared using the specialized accounting principles of ASC 946, our Manager produces an estimate of the fair market value of each of our portfolio companies monthly. When valuing our portfolio companies, net operating earnings generated at the portfolio company level are included in our valuation models. While the valuation models take into account all revenue, distributions from each of our portfolio companies may be more or less than that included in our valuation models each period due to various cash flow considerations. As an example, since many of our portfolio companies are held in tax partnership structures, or in related entities with bank-financed portfolio company level debt, the Company may be contractually limited in its ability to make dividend distributions from portfolio companies to the Company. Since portfolio companies are not consolidated with the Company under ASC 946, in many cases the net income from operations earned by a portfolio company may not be distributed to the Company in its entirety, and thus may not be reflected in the net increase in net assets resulting from operations. While this non-distributed income is included in the calculation of fair market value and net change in unrealized appreciation or depreciation on investments, it is not included in net investment income or loss on the Consolidated Statements of Operations.

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value”) is the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of March 31, 2026 ($ in thousands, except shares):

Components of Transactional Net Asset Value	March 31, 2026
Assets at fair value (cost $170,467)	$193,279
Cash and cash equivalents	216,604
Other assets	11,821
Other liabilities	(9,565)
Accrued performance allocation	(2,596)
Management fee payable	(104)
Accrued shareholder servicing fees(1)	(22)
Transactional Net Asset Value	$409,416
Number of outstanding shares	15,295,045

(1)
Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class A-D Shares and Class A-S Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of March 31, 2026 ($ in thousands, except shares and per share data):

Transactional Net Asset Value Per Share	Class Q Shares	Class E Shares	Class I Shares	Class A-I Shares	Class A-S Shares	Class H Shares	Class T Shares	Total
Transactional Net Asset Value	$1	$65,695	$11	$317,469	$26,122	$1	$117	$409,416
Number of outstanding Shares	40	2,438,851	400	11,873,118	978,269	40	4,327	15,295,045
Transactional Net Asset Value Per Share as of March 31, 2026	$26.99	$26.94	$26.69	$26.74	$26.70	$26.99	$26.99

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value ($ in thousands):

March 31, 2026
GAAP Net Asset Value	$408,372
Adjustments:
Accrued shareholder servicing fees	1,044
Transactional Net Asset Value	$409,416

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of March 31, 2026.

Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)		Range	Impact to Valuation From an Increase in Input (3)
Inputs to market comparables and transaction price/other	Weight Ascribed to Market Comparables	36%		0% - 100%	(4)
	Weight Ascribed to Discounted Cashflow	48%		0% - 100%	(5)
Market Comparables	Enterprise Value / EBITDA Multiple	15.4	x	12.2x - 18.5x	Increase
Discounted Cashflows	Weighted Average Cost of Capital(3)	12.2%		9.2% - 13.6%

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. EQT Partners Inc., the Company’s manager, has determined that market participants would take these inputs into account when valuing the investments.
(2)
Inputs are weighted based on fair value of the investments included in the range.
(3)
Unless otherwise noted, this column represents the directional change in the fair value of the Level III investments that would result from an increase to the corresponding unobservable input. A decrease to the unobservable input would have the opposite effect. Significant increases and decreases in these inputs in isolation could result insignificantly higher or lower fair value measurements.
(4)
The directional change from an increase in the weight ascribed to the market comparables approach would increase the fair value of the Level III investments if the market comparables approach results in a higher valuation than the discounted cash flow approach and transaction price approach. The opposite would be true if the market comparables approach results in a lower valuation than the discounted cash flow approach and transaction price approach.
(5)
The directional change from an increase in the weight ascribed to the transaction price would increase the fair value of the Level III investments if the transaction price results in a higher valuation than the market comparables approach and discounted cash flow approach. The opposite would be true if the transaction price results in a lower valuation than the market comparables approach and discounted cash flow approach.

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of March 31, 2026:

	March 31, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (1)	0.25% decrease	+2.10%
	0.25% increase	-2.15%

(1)
Inputs include unlevered discount rate for certain Infrastructure Assets.

Liquidity and Capital Resources

We expect to generate cash primarily from (i) the net proceeds of our Private Offering, (ii) any financing arrangements we may enter into in the future and (iii) any future offerings of our equity or debt securities. We believe that cash provided by such means will be sufficient to satisfy our anticipated cash requirements for the next twelve months and foreseeable future.

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including pursuant to our Share Repurchase Plan. We do not expect to make repurchases under the Share Repurchase Plan until after September 30, 2026.

As of March 31, 2026, the Company had $216,603,885 in cash and cash equivalents, which primarily includes $216,416,520 of investment in money market funds.

As of March 31, 2026, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $107,803,717 for the three months ended March 31, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $324,406,602 for the three months ended March 31, 2026, which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on February 1, 2026, through March 31, 2026, the Company has sold approximately $325,449,726 of Investor Shares for cash as part of the Private Offering.

As of February 1, 2026, we commenced commercial activities. On June 20, 2024, the Company received an initial capital contribution of $1,000 in cash as consideration for the issuance of 40 Class Q Shares to EQT AB Group. Additionally, on January 30, 2026, the Company issued 40 Class H Shares to the EQT Partners Inc. for aggregate consideration of $1,000. The Company may issue Class E Shares to EQT in connection with the Company’s acquisition of assets in the future. See Note 3. Investments above for details around Class E issuances.

Contractual Obligations

See Note 8. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to March 31, 2026.

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

Portfolio companies will generally be valued at transaction price initially, however, to the extent the Manager does not believe a portfolio company’s transaction price reflects the current market value, the Manager will adjust such valuation. When making fair value determinations for portfolio companies, the Manager will generally update the prior month-end valuations by assessing whether any factors exist that require an adjustment to the most recent valuation. The Manager values portfolio companies using the valuation methodology it deems most appropriate and consistent with widely recognized valuation methodologies and market conditions. See “Item 1A. Risk Factors—Risks Related to an Investment in Our Shares—Valuations of our portfolio companies are estimates of fair value and may not necessarily correspond to realizable value” in the 2025 Annual Report.

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

There can be no assurance that portfolio companies will ultimately be realized for amounts equal to, or greater than, these valuations, or that the past performance information based on such valuations will accurately reflect the realization value of such portfolio companies. The actual realized returns generated by unrealized acquisitions will depend on, among other factors, future operating results, the value of the assets and market conditions at the time of disposition, any related transaction costs and the timing and manner of sale, all of which may differ from assumptions used in prior periods. Valuations are subject to determinations, judgments and opinions, and other third parties or shareholders may disagree with such valuations. Please also refer to “Item 1A. Risk Factors” in the 2025 Annual Report for further information.

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

For purposes of calculating the Company’s transactional net asset value (the "Transactional NAV"), which is used to determine the price at which the Company sells and repurchases its shares, (i) contingent tax liabilities of certain special purpose vehicles that are not expected to be recognized due to the expected structure of the divestment of the associated underlying portfolio company may not be recognized as a reduction to Transactional NAV as of the relevant valuation date (although actual tax liabilities of those same special purpose vehicles may be taken into account in determining the fair value of the associated underlying portfolio company) and (ii) the Company recognizes shareholder servicing fees and distribution fees as a reduction to Transactional NAV on a monthly basis as such fee is accrued. Under GAAP, the Company accrues the cost of the shareholder servicing fees and distribution fees for the estimated life of the relevant Company shares as an offering cost at the time the Company sells such shares.

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

As of March 31, 2026, the Company has not entered into any hedging activities.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

See Note 5. Related Party Transactions for a description of certain transactions and relationships with related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended March 31, 2026. Our primary market risk exposure will be interest rate risk with respect to our indebtedness and credit risk and market risk with respect to use of derivative financial instruments. As of March 31, 2026, we had no indebtedness and did not use any derivative financial instruments. The Manager is responsible for the oversight of risks to our business.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of March 31, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of March 31, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $19,237,901, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of March 31, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a decline in net increase in net assets resulting from operations of $18,337 net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of March 31, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

For information regarding the risk factors that could affect the Company’s business, operating results, financial condition and liquidity, see “Item 1A. Risk Factors” in the 2025 Annual Report. There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to our Share Repurchase Plan, Shareholders may request on a quarterly basis that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our Share Repurchase Plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We do not expect to make repurchases under the Share Repurchase Plan until after September 30, 2026. See “Part I, Item 1. Business–Share Repurchases” in the 2025 Annual Report for more information regarding our Share Repurchase Plan.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Formation, dated June 20, 2024 (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the SEC on September 20, 2024)

3.2

Second Amended and Restated Limited Liability Company Agreement, dated as of April 30, 2026, by and among EQT Holdings AB, EQT Partners Inc. and the Members (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

4.1	Share Repurchase Plan (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.1

Amended and Restated Management Agreement, between EQT Infrastructure Company LLC, EQIC Holdings L.P. and EQT Partners Inc., dated as of April 30, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 1, 2026)

10.2

Dealer-Manager Agreement, dated as of January 9, 2026, by and between EQT Infrastructure Company LLC and EQT Partners BD, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K

filed with the SEC on January 15, 2026)

10.3

Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026, by and between EQT Infrastructure Company LLC and EQT Partners Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2026)

10.4

Trademark License Agreement, between EQT Infrastructure Company LLC and EQT AB, dated as of January 30, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2026)

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

Date: May 15, 2026