Form 10-Q
period 2026-06-30
EQT Infrastructure Co LLC
filed 2026-08-14
CIK 2032019

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had the following shares outstanding: 25,265,680 Class A-I Shares, 2,942,422 Class A-S Shares, 1,260,103 Class M-I Shares, 1,417,919 Class M-S Shares, 41,160 Class M-I-TE Shares, 106,020 Class M-S-TE Shares, 400 Class I Shares, 3,851,545 Class E Shares, 40 Class Q Shares, 6,546 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes August 1, 2026 subscriptions since the issuance prices are not yet finalized as of the date of this filing. As of August 14, 2026, no Class D Shares, Class S Shares or Class A-D Shares were outstanding.

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
•
repurchases under our share repurchase plan (the "Share Repurchase Plan");
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQT Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(Amounts in Thousands, Except Share Data)

	June 30, 2026	December 31, 2025
Assets
Investments, at fair value (cost: $500,848 and $0, respectively)	$576,949	$-
Cash and cash equivalents	305,722	1
Cash in foreign currencies, at fair value (cost: $150 and $0, respectively)	146	-
Interest receivable	2,270	-
Deferred offering costs	1,229	2,106
Due from Manager	11,880	7,501
Total assets	898,196	9,608

Liabilities
Management fee payable, net	435	-
Accrued performance allocation	8,305	-
Unrealized depreciation on foreign currency forward contracts	53	-
Legal and professional fees payable	4,966	1,782
Accrued shareholder servicing fees	4,153	-
Offering costs payable	2,106	2,106
General and administrative expenses payable	706	514
Organization costs payable	333	4,850
Directors' fees and expenses payable	76	355
Other payables	333	-
Total liabilities	21,466	9,607

Commitments and contingencies (Note 9)
Net assets	$876,730	$1

Net assets are comprised of:
Class A-I Shares, 22,757,511 and 0 shares authorized, issued and outstanding, respectively	648,176	-
Class A-S Shares, 2,650,024 and 0 shares authorized, issued and outstanding, respectively	72,345	-
Class M-I Shares, 700,102 and 0 shares authorized, issued and outstanding, respectively	18,314	-
Class M-S Shares, 1,060,757 and 0 shares authorized, issued and outstanding, respectively	26,575
Class E Shares, 3,851,545 and 0 shares authorized, issued and outstanding, respectively	111,155	-
Class H Shares, 40 and 0 shares authorized, issued and outstanding, respectively	1	-
Class I Shares, 400 and 0 shares authorized, issued and outstanding, respectively	11	-
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class T Shares, 5,253 and 0 shares authorized, issued and outstanding, respectively	152	-
Net assets	$876,730	$1

Shares outstanding	31,025,672	40

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	For The Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Investment income
Interest income	$2,890	$-	$3,875	$-
Total investment income	2,890	-	3,875	-

Operating expenses
Management fee, net	331	-	435	-
Performance allocation	5,709	-	8,305	-
Legal and professional fees	3,163	334	6,733	910
Deferred offering costs amortization	526	-	877	-
Organization costs	-	1,050	-	2,076
Directors' fees and expenses	115	115	230	123
General and administrative expenses	468	-	756	-
Total operating expenses	10,312	1,499	17,336	3,109
Less: Expenses reimbursed by Manager	(1,440)	(1,499)	(6,718)	(3,109)

Net operating expenses	8,872	-	10,618	-

Net investment income/(loss)	(5,982)	-	(6,743)	-

Net realized gain/(loss) on foreign currency transactions:
Foreign currency transactions	3	-	5	-

Net change in unrealized appreciation/(depreciation) on investments, foreign currency forward contracts, and foreign currency translation:
Investments	54,760	-	78,258	-
Foreign currency forward contracts	(53)	-	(53)	-
Foreign currency translation	(1,477)	-	(2,162)	-

Total net change in unrealized appreciation/(depreciation)	53,230	-	76,043	-

Total realized gain/(loss) and change in unrealized appreciation/(depreciation)	53,233	-	76,048	-

Net increase in net assets resulting from operations	$47,251	$-	$69,305	$-

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(Amounts in Thousands)

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at April 1, 2026	$317,470	$25,077	$-	$-	$65,695	$1	$11	$1	$117	$408,372
Consideration from the issuance of shares	296,108	45,375	17,756	26,772	38,180	-	-	-	25	424,216
Accrued shareholder servicing fees	-	(1,949)	-	(1,160)	-	-	-	-	-	(3,109)
Net investment income/(loss)	(4,895)	(553)	(72)	(155)	(308)	-	-	-	1	(5,982)
Net realized gain/(loss)	2	-	-	-	1	-	-	-	-	3
Net change in unrealized appreciation/(depreciation)	39,491	4,395	630	1,118	7,587	-	-	-	9	53,230
Balance at June 30, 2026	$648,176	$72,345	$18,314	$26,575	$111,155	$1	$11	$1	$152	$876,730

Balance at January 1, 2026	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	596,523	70,400	17,756	26,772	100,000	1	10	-	137	811,599
Withdrawal	-	-	-	-	-	-	-	-	-	-
Transfer Out	-	-	-	-	-	-	-	-	-	-
Payment for the repurchase of shares	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	(3,015)	-	(1,160)	-	-	-	-	-	(4,175)
Net investment income/(loss)	(5,779)	(640)	(72)	(155)	(98)	-	-	-	1	(6,743)
Net realized gain/(loss)	4	-	-	-	1	-	-	-	-	5
Net change in unrealized appreciation/(depreciation)	57,428	5,600	630	1,118	11,252	-	1	-	14	76,043
Balance at June 30, 2026	$648,176	$72,345	$18,314	$26,575	$111,155	$1	$11	$1	$152	$876,730

See notes to consolidated financial statements.

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at January 1, 2025	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	-	-	-	-	-	-	-	-	-
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at April 1, 2025	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	-	-	-	-	-	-	-	-	-
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-
Balance at June 30, 2025	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2026	2025

Operating activities
Net increase in net assets resulting from operations	$69,305	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(78,258)	-
Net change in unrealized (appreciation)/depreciation on foreign currency forward contracts	53
Net change in unrealized (appreciation)/depreciation on foreign currency translation	2,162	-
Net realized (gain)/loss on foreign currency transactions	(5)	-
Amortization of deferred offering costs	877	-
Acquisition of portfolio companies	(403,992)	-
Proceeds from portfolio companies	3,144	-
Changes in operating assets and liabilities:
Increase in due from Manager	(4,379)	(3,109)
Increase in interest receivable	(2,270)	-
Increase in deferred offering costs	-	(548)
Increase in management fee payable, net	435	-
Increase in accrued performance allocation	8,305	-
Decrease in directors’ fees and expenses payable	(142)	123
Increase in offering costs payable	-	548
Decrease in organization costs payable	(4,517)	2,076
Increase in legal and professional fees payable	3,184	910
Increase in general and administrative expenses payable	192	-
Increase in other payables	333	-
Net cash used in operating activities	(405,573)	-

Financing activities
Decrease in servicing fees paid	(22)	-
Proceeds from issuance of shares	711,462	-
Net cash provided by financing activities	711,440	-

Net increase in cash and cash equivalents and foreign currencies at fair value	305,867	-

Cash and cash equivalents and foreign currencies at fair value, beginning of period	1	-
Cash and cash equivalents and foreign currencies at fair value, end of period	$305,868	$-

Supplemental disclosure of operating activities
Class T Shares issued for director's fees (1)	$137	$-

Supplemental disclosure of non-cash financing activities
Class E Shares issued in exchange for investment acquisitions	$100,000	$-
Change in shareholder servicing fees	$4,152	$-

(1)
During the period, the non-cash component of director fees was settled through the issuance of Class T Shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Condensed Consolidated Schedule of Investments as of June 30, 2026 (Unaudited)

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Transportation & Logistics (3.41%)
Other investment in portfolio company		(3)(4)	Various	III	$29,891	3.41%

Energy & Environmental (45.77%)
Steel River Energy Center	Equity interest held through CCR Steel River Topco, LP	North America	USD	III	93,614	10.68%
Kelda Holdings Limited	Equity interest held through Glacier Lux Topco S.à r.l.	Europe	GBP	III	73,384	8.37%
Scale Microgrids	Equity interest held through Stallion Aggregator LP	North America	USD	III	94,415	10.77%
Other investments in portfolio companies		(5)	Various	III	139,902	15.95%

Technology (16.63%)
McNair	Equity interest held through McNair Aggregator SCSp	North America	USD	III	70,589	8.05%
Arium Networks	Equity interest held through Small Cells Aggregator LP	North America	USD	III	50,019	5.71%
Other investments in portfolio companies		(6)	Various	III	25,134	2.87%

Total Portfolio Companies (cost of $500,848)					576,949	65.81%

Derivative Instruments
Forward Foreign Currency Contracts				II	(53)	(0.01)%

Total Derivative Instruments					(53)	(0)

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	152,860	17.44%
JP Morgan US Government Capital Fund		North America	USD	I	152,862	17.44%
Total Money Market Funds (cost $305,721)					305,721	34.88%

Total Investments, Forward Contracts and Money Market Funds (cost of $811,918)					$882,617	100.68%

(1)
The fair value is domiciled across North America 51.06% and Europe 14.75%.
(2)
The portfolio's cost is domiciled across North America $375,718 and Europe $125,131.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
3.41% of fair value shown is domiciled in Europe.
(5)
2.97% of fair value shown is domiciled in Europe, 12.98% in North America.
(6)
2.87%of fair value shown is domiciled in North America.

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Notes to Consolidated Financial Statements

(All Amounts in Thousands, Except Share and Per Share Data, and Except Where Noted)

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

EQIC conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of June 30, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares (collectively, the “Investor Shares”).

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of June 30, 2026 and December 31, 2025, the amount of cash and cash equivalents was $305,868 and $1, respectively. Money market funds are valued at net asset value per share and are categorized as Level I as shown in Note 4. Fair Value Measurements - Investments.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For the six months ended June 30, 2026 and 2025, the Company incurred organization costs of $0 and $2,076, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. As of June 30, 2026 and December 31, 2025, the cumulative offering costs incurred by the Company of $1,229 and $2,106, respectively, were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

Revenue Recognition

Interest income from money market funds with financial institutions is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Each distribution received from a portfolio company is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation on Investments

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

Performance Allocation

Under the Second Amended and Restated Limited Liability Company Agreement of the Company (as amended from time to time, the “LLC Agreement”), so long as the Management Agreement has not been terminated, the Performance Allocation is equal to 12.5% of the Total Return attributable to Investor Shares subject to the 5% Hurdle Amount and a High Water Mark, with a 100% Catch-Up (as such terms are defined under Note 6. Related Party Transactions). Such allocation is measured and allocated or paid annually and accrued monthly (subject to pro-rating for partial periods), payable either in cash or in Class T Shares.

EQT AB Group may elect to receive the Performance Allocation in cash or Class T Shares. If the Performance Allocation is paid in Class T Shares, such Shares may be repurchased at EQT AB Group’s request and are subject to the repurchase limitations of our Share Repurchase Plan.

3.
Investments

Acquisitions for the six months ended June 30, 2026

Class E Issuances

•
On February 2, 2026, the Company issued to EQT Holdings AB, an indirect subsidiary of EQT AB, a total of approximately 394,158 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Ju:niz Energy GmbH, a battery energy storage system developer and operator.
•
On February 20, 2026, the Company issued to EQT Holdings AB a total of approximately 997,242 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Constellation Cold Logistics, a provider of temperature-controlled storage infrastructure.
•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB, each an indirect subsidiary of EQT AB, a total of 505,035 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Holding AB's ownership interests in Waga Energy SA, a leader in renewable natural gas production.

•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB a total of 542,416 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Investments AB's ownership interests in McNair Parent Coöperatief, a leading global data center provider.

•
On April 27, 2026, the Company issued to EQT Holdings AB a total of 1,173,157 Class E Shares, valued at $26.94 per Class E Share, in exchange for the contribution to the Company of ownership interest in Scale Microgrids, a leading vertically integrated developer, acquirer, owner, and operator of microgrids, for an aggregate amount of $31,601.
•
On May 26, 2026, the Company issued to EQT Holdings AB a total of 239,537 Class E Shares, valued at $27.46 per Class E Share, in exchange for the contribution to the Company of ownership interest in Reworld Waste, a leading sustainable waste solutions provider, for an aggregate amount of $6,578.

The offer and sale of the Class E Shares were exempt from the registration provisions of the Securities Act, by virtue of Section 4(a)(2) thereunder.for

Cash Acquisitions

•
On February 20, 2026, the Company purchased from EQT Holdings AB ownership interests in Scale Microgrids, a leading vertically integrated developer, acquirer, owner, and operator of microgrids, for an aggregate amount of $21,342.
•
On February 20, 2026, the Company purchased from EQT Investments AB ownership interests in Seven Seas Water Group, a leading provider of sustainable water and wastewater solutions, for an aggregate amount of $30,002.
•
On February 20, 2026, the Company purchased from EQT Investments AB ownership interests in Madison Energy, a developer, owner, and operator of distributed solar and energy storage projects, for an aggregate amount of $42,046.
•
On February 20, 2026, the Company purchased from EQT Holdings AB ownership interests in Reworld Waste, a leading sustainable waste solutions provider, for an aggregate amount of $10,665.
•
On February 23, 2026, the Company acquired ownership interests in Ju:niz Energy GmbH, a battery energy storage system developer and operator, for an aggregate amount of $1,274.
•
On March 27, 2026, the Company purchased from EQT Investments AB ownership interests McNair Parent Coöperatief, a leading global data center provider, for an aggregate amount of $6,010.
•
On April 27, 2026, the Company purchased from EQT Holdings AB ownership interests in Lumos, a leading US wireless carrier, for an aggregate amount of $20,156.
•
On April 27, 2026, the Company purchased from EQT Investments AB ownership interests in Scale Microgrids, a leading vertically integrated developer, acquirer, owner, and operator of microgrids, for an aggregate amount of $22,152.
•
On April 28, 2026, the Company purchased from EQT Holdings AB ownership interests in Steel River Energy Center, a leading vertically integrated renewable energy platform, for an aggregate amount of $93,614.
•
On May 26, 2026, the Company purchased from EQT Holdings AB ownership interests in Reworld Waste, a leading sustainable waste solutions provider, for an aggregate amount of $19,746.
•
On June 11, 2026, the Company acquired ownership interests in Kelda Holdings Limited, parent company of Yorkshire Water which provides essential water and wastewater services to approximately 5.5 million individual customers, serving over two million homes and 140 thousand businesses, for an aggregate amount of $74,234.
•
On June 29, 2026, the Company purchased from EQT Investments AB ownership interests in Arium Networks, a leading builder and operator of digital infrastructure, specializing in the deployment of small cell networks that enhance essential wireless connectivity, for an aggregate amount of $50,029.
•
On June 29, 2026, the Company purchased from EQT Investments AB ownership interests McNair Parent Coöperatief, a leading global data center provider, for an aggregate amount of $10,500.
•
On June 29, 2026, the Company acquired ownership interest in McNair, a portfolio company that provides an AI datacenter platform and services to hyperscale customers, for an aggregate amount of $5,000.

4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of June 30, 2026, according to the fair value hierarchy:

June 30, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$576,949	$576,949
Investments in Money Market Funds	305,721	-	-	305,721
Foreign currency forward contracts	-	(53)	-	(53)
Total	$305,721	$(53)	$576,949	$882,617

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the six months ended June 30, 2026 and as of January 31, 2026:

Investments	Balance as of January 1, 2026	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of June 30, 2026
Portfolio companies	$-	$503,992	$(3,144)	$78,258	$(2,157)	$576,949

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of June 30, 2026:

Level III Assets	Fair Value June 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation From an Increase in Input
Portfolio companies	$576,949	Inputs to market comparables and transaction price/other	Weight ascribed to Market Comparables	21.1%	0% - 100%	(4)
			Weight ascribed to Discounted Cash Flow	40.6%	0% - 100%	(5)
			Weight ascribed to Transaction Price/Other	38.3%	0% - 100%
		Market Comparables	Enterprise Value / EBITDA Multiple	15.1x	11.8x - 18.7x	Increase
		Discounted Cashflows	Weighted Average Cost of Capital	12.5%	9.2% - 15.0%

	June 30, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (3)	0.25% decrease	+1.30%
	0.25% increase	-1.40%

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.
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

5.
Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S.dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date.These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in both base and local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

June 30,2026
Liabilities
	Notional	Fair Value
Derivative Instruments
Foreign currency contracts (EUR)	€42,559	$(26)
Foreign currency contracts (GBP)	£55,055	(28)
		$(53)

See notes to consolidated financial statements.

6.
Related Party Transactions

Second Amended and Restated LLC Agreement

On April 30, 2026, the Company executed its LLC Agreement, which amended and restated the Company’s amended and restated limited liability company agreement, dated as of January 30, 2026. EQT Holdings AB, the Company’s sole Class Q Member, and the Manager are counterparties to the LLC Agreement, along with the other shareholders.

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

Amended and Restated Management Agreement

On April 30, 2026, the Company entered into an amended and restated management agreement (the “Management Agreement”), which amended and restated the Company's management agreement, dated as of January 30, 2026, with the Manager and EQIC Holdings L.P., a subsidiary of the Company. Pursuant to the Management Agreement, the Manager assists the Company with certain management, administrative and advisory services related to identifying, acquiring, owning and managing portfolio companies through Joint Ventures that the Company controls, in accordance with the Company’s acquisition objectives, guidelines, policies and limitations, subject to oversight by the Company’s Board.

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class I Shares, Class D Shares, Class S Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares and Class M-S Shares, for a 33-month period following the Initial Offering and such Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares and Class M-S Shares will receive a Management Fee waiver for a 9-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares and Class M-S Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the "Servicing Fee"), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (the "Transactional NAV"), which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the six months ended June 30, 2026 the Company recognized Management Fees of $435 in the Consolidated Statements of Operations, of which $435 was payable at period end and included in“Management Fee Payable, net” in the accompanying Consolidated Statements of Assets and Liabilities. The gross Management Fee of $2,397 was offset by the $1,962 management fee waiver to arrive at the net Management Fee of $435.

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

For the six months ended June 30, 2026, the Company recognized a Performance Allocation of $8,305 in the Consolidated Statements of Operations, of which $8,305 was accrued at period end and included in an accrued Performance Allocation in the accompanying Consolidated Statements of Assets and Liabilities.

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

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of June 30, 2026:

	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$1,727	June 30, 2029
September 30, 2024	890	September 30, 2029
December 31, 2024	115	December 31, 2029
March 31, 2025	1,610	March 31, 2030
June 30, 2025	1,499	June 30, 2030
September 30, 2025	427	September 30, 2030
December 31, 2025	1,234	December 31, 2030
March 31, 2026	5,278	March 31, 2031
June 30, 2026	1,440	June 30, 2031
Total	$14,220

As of June 30, 2026 and December 31, 2025, the total amount of expenses to be reimbursed by the Manager was $6,718 and $3,109, respectively. Total Expense Reimbursement recoupable for the Manager for June 30, 2026 totaled $14,220, which is inclusive of $5.3 of waived Transaction Costs recorded as part of Due from Manager receivable in the accompanying Consolidated Statements of Assets and Liabilities.

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

Under GAAP, the Company accrues the cost of the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, and Class M-S Shares.

The Manager remits payment of the ongoing Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

As of June 30, 2026 and December 31, 2025, the Company has accrued $4,153 and $0, respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, and Class M-S Shares sold.

7.
Net Assets

The following table is a summary of share activity during the six months ended June 30, 2026 and shares outstanding as of June 30, 2026 and January 1, 2026:

	Shares Outstanding as of January 1, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of June 30, 2026
Class A-I Shares	-	22,757,511	-	-	22,757,511
Class A-S Shares	-	2,650,024	-	-	2,650,024
Class M-I Shares	-	700,102	-	-	700,102
Class M-S Shares	-	1,060,757	-	-	1,060,757
Class E Shares	-	3,851,545	-	-	3,851,545
Class H Shares	-	40	-	-	40
Class I Shares	-	400	-	-	400
Class Q Shares	40	-	-	-	40
Class T Shares	-	5,253	-	-	5,253
Total	40	31,025,632	-	-	31,025,672

The following table is a summary of share activity during the six months ended June 30, 2025 and shares outstanding as of June 30, 2025 and January 1, 2025:

	Shares Outstanding as of January 1, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of June 30, 2025
Class Q Shares	40	-	-	-	40
Total	40	-	-	-	40

Share Repurchase

On April 30, 2026, the Board adopted a revised share repurchase plan (the “Share Repurchase Plan”), which amended and restated the share repurchase plan dated as of January 30, 2026, to reflect the addition of certain classes of shares, such that the Share Repurchase Plan applies to the Company’s Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares. Pursuant to the Share Repurchase Plan, the Company’s shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Share Repurchase Plan.

We do not expect to make repurchases under the Share Repurchase Plan until after September 30, 2026.

8.
Distributions

The Company did not declare or pay any distributions during the six months ended June 30, 2026.

9.
Commitments and Contingencies

Litigation

As of June 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

Funding Commitments and Others

The Company had no unfunded commitments in portfolio companies as of both June 30, 2026 and December 31, 2025.

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

10.
Segment Reporting

The Company operates through a single operating and reporting segment with an investment objective of generating attractive risk-adjusted returns for shareholders and achieving medium-to-long-term capital appreciation. Certain executive officers of EQT comprise the Company's Executive Committee, which serves as the chief operating decision maker (“CODM”). The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis. As the Company’s operations comprise a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as “Total Assets” and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the six months ended June 30, 2026:

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$-	$-	$-	$-	$-	$-	$-	$25.00	$-
Consideration from the issuance of shares, net	26.21	26.57	25.36	25.24	25.96	25.00	25.00	-	26.04
Accrued shareholder servicing fees (2)	-	(2.42)	-	(4.89)	-	-	-	-	-
Net investment income/(loss) (2)	(0.46)	(0.51)	(0.59)	(0.65)	(0.04)	-	-	-	0.30
Net realized and change in unrealized appreciation (2)	2.73	3.66	1.39	5.35	2.94	4.00	3.35	4.00	2.67
Net increase/(decrease) in net assets attributed to shareholders	$28.48	$27.30	$26.16	$25.05	$28.86	$29.00	$28.35	$4.00	$29.01
Net asset value per share at the end of period (June 30, 2026)	$28.48	$27.30	$26.16	$25.05	$28.86	$29.00	$28.35	$29.00	$29.01
Weighted average of shares outstanding at end of the period (June 30, 2026)	12,677,738	1,244,116	121,259	236,960	2,529,658	33	331	40	3,382

Ratio/Supplemental data for Shares:
Ratios to net asset value (3) (8):
Operating expenses before expenses reimbursed by Manager (4) (5)	4.75%	4.53%	2.19%	1.99%	3.97%	3.38%	6.11%	3.44%	2.15%
Operating expenses reimbursed by Manager (4) (5)	(2.43)%	(1.86)%	(1.07)%	(0.59)%	(2.39)%	(2.01)%	(3.40)%	(2.05)%	(1.47)%
Operating expenses after expenses reimbursed by Manager (4)(5)(6)	2.32%	2.67%	1.12%	1.40%	1.58%	1.37%	2.71%	1.39%	0.68%
Performance Allocation (5)	1.77%	1.73%	0.84%	0.75%	0.00%	0.00%	1.77%	0.00%	0.00%
Total operating expenses	4.09%	4.40%	1.96%	2.15%	1.58%	1.37%	4.48%	1.39%	0.68%
Net investment income/(loss)(4)	(2.70)%	(3.05)%	(1.47)%	(1.64)%	(0.23)%	0.00%	0.00%	0.00%	1.39%
Total GAAP return attributed to Shares based on net asset value (7) (9)	13.92%	9.20%	4.64%	0.20%	15.44%	16.00%	13.40%	16.00%	16.04%

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
(9)
Represents the per share impact of subscriptions during the period. The difference between issuance price (Transactional NAV) and U.S. GAAP NAV throughout the period, as well as the timing of share issuances, may result in subscriptions that may be accretive (or dilutive) to NAV per share.

12.
Subsequent Events

The Company has evaluated subsequent events through August 14, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that, except as disclosed below, no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Unregistered Sales of Equity Securities

On July 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $107,394, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold (1,2)	Aggregate Consideration(1)
Class A-I Shares	2,508,169	$71,437
Class M-I	560,001	14,649
Class A-S Shares	292,399	8,299
Class M-S	357,162	9,330
Class M-I-TE	41,160	1,029
Class M-S-TE	106,020	2,651
Total		$107,394

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on July 20, 2026, following the calculation of the Company’s Transactional NAV per share as of June 30, 2026.

The offer and sale of the Investor Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $84,771 were received and accepted on August 1, 2026. The number of shares to be issued will be determined based on the NAV as of July 31, 2026, once finalized.

Acquisition of A-Train AB

On July 27, 2026, the Company purchased from EQT Holdings AB ownership interests in A-Train AB, the operator of the Arlanda Express high-speed rail service, for an aggregate amount of $23,925.

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

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are in thousands except shares and per share data, unless otherwise noted (for example, with the word “million” or otherwise).

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

Recent Developments

As of July 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $107,394. As of August 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $84,771.

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

Operating Results Highlights

During the three and six months ended June 30, 2026, we raised aggregate subscription proceeds of $325,450 and $386,011, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in twelve portfolio companies totaling $500,848 for the six months ended June 30, 2026.

The details of total returns on Investor Share classes are shown in the following table:

Transactional Net Asset Value Total Returns	Class A-I Shares	Class A-S Shares	Class I Shares	Class M-I Shares	Class M-S Shares
Share Class Inception Date	2/1/2026	2/1/2026	2/1/2026	5/1/2026	5/1/2026
Three months ended June 30, 2026	6.52%	6.29%	6.23%	4.64%	4.49%

Inception to date annualized as of June 30, 2026 (1)	13.93%	13.53%	13.41%	4.64%	4.49%

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through June 30, 2026.

Portfolio Companies

As of June 30, 2026, the Company’s portfolio consisted of twelve portfolio companies, with an aggregate fair value of $576,949. The Company’s portfolio companies were as follows:

Portfolio Company	Description
Ju:niz Energy GmbH	Ju:niz is a battery energy storage system developer and operator.
Scale Microgrid Solutions	Scale Microgrids is a leading vertically integrated developer, acquirer, owner, and operator of microgrids.
Constellation Cold Logistics	Constellation is a provider of temperature-controlled storage infrastructure.
Reworld Holding Corporation	Reworld (formerly Covanta) is a leading sustainable waste solutions provider.
Madison Energy Infrastructure	Madison Energy is a developer, owner, and operator of distributed solar and energy storage projects.
Seven Seas Water Group	Seven Seas is a leading provider of sustainable water and wastewater solutions.
Waga Energy SA	Waga Energy is a leader in renewable natural gas production.
McNair Parent Coöperatief U.A.	McNair is a leading global data center provider.
Steel River Energy Center	Steel River Energy Center is a major solar-plus-storage energy facility in Arkansas.
Lumos	Lumos is a provider of fiber optic internet, whole-Home Wi-Fi, voice and streaming services, to more than 300,000 homes and businesses across Virginia, North Carolina, and South Carolina.
Kelda Holdings Limited	Kelda Holdings Limited is the parent company of Yorkshire Water, provider of critical water and wastewater services in the Yorkshire region of the United Kingdom.
Arium Networks

Arium Network’s small cells solutions business is a leading builder and operator of digital infrastructure, specializing in the deployment of small cell networks that enhance essential wireless connectivity.

During July 2026, the Company acquired interests in the following portfolio company:

Portfolio Company	Description
A-Train AB	A-Train AB is the operator of the Arlanda Express high-speed rail service.

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

For the three and six months ended June 30, 2026, the Company generated $2,890 and $3,875, respectively, of interest income.

Expenses

Company Expenses

The Company bears all fees, costs, expenses and liabilities, together with any relevant taxes, if any, incurred by the Company or fairly allocable to the Company, including relating to the Company’s: (i) operation, management, maintenance and administration; (ii) acquisition-related activities (including researching, sourcing, negotiating, acquiring, holding and disposing of actual and potential portfolio companies and other assets); and (iii) to the extent applicable, termination and winding-up, including in each case its attributable share (directly or indirectly) of any such fees, costs, expenses, liabilities and taxes (if any) related to the Company, any aggregator and any other holding vehicles or similar holding structures utilized from time to time (directly or indirectly) by the Company in connection with one or more acquisitions or assets.

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

Expense Limitation and Reimbursement Agreement

Under the Second Amended and Restated Expense Limitation and Reimbursement Agreement, dated March 31, 2026 (the “Expense Limitation Agreement”), the Manager has agreed to forgo an amount of its monthly Management Fee and/or pay, absorb or reimburse certain expenses of the Company as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred $10,312 and $17,336, respectively, in total operating expenses.

For the three and six months ended June 30, 2026, the Manager agreed to reimburse expenses of $1,440 and $6,718, respectively, incurred by the Company pursuant to the Expense Limitation Agreement. The amounts are subject to recoupment within a five-year period.

Going forward, we expect our primary expenses to be the payment of the Performance Allocation to EQT Group as well as other capital and operating expenses.

Management Fee

Pursuant to the Management Agreement, the Manager is entitled to receive a management fee from the Company (the “Management Fee”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

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

For the three and six months ended June 30, 2026, the Company incurred Management Fees of $331 and $435, respectively.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred a Performance Allocation fee of $5,709 and $8,305, respectively.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and six months ended June 30, 2026, the Company incurred Servicing Fees of $149 and $171, respectively. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

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

“Specified Expenses” is defined to include all expenses incurred in the business of the Company, including organizational and offering costs, with the exception of (i) the Management Fee, (ii) the Performance Allocation, (iii) the Servicing Fee, (iv) the Distribution Fee, (v) portfolio company level expenses, (vi) brokerage costs or other investment-related out-of-pocket expenses, including with respect to unconsummated transactions, in each case, accrued on or after the Initial Offering, (vii) dividend/interest payments (including any dividend payments, interest expenses, commitment fees, or other expenses related to any leverage incurred by the Company), (viii) taxes, (ix) ordinary corporate operating expenses (including costs and expenses related to hiring, retaining, and compensating employees, officers and directors of the Company) accrued on or after the Initial Offering, (x) certain insurance costs and (xi) extraordinary expenses (as determined in the sole discretion of the Manager). Notwithstanding the foregoing, the Manager may, in its sole discretion, designate an expense to be a Specified Expense, which expense will be subject to the provisions of the Expense Limitation Agreement.

During the three and six months ended June 30, 2026, we incurred $0 organization costs, and incurred offering costs of $526 and $877, respectively. For the three and six months ended June 30, 2025, the Company incurred organization costs of $1,050 and $2,076, respectively. The organization costs relate to legal, accounting, and other corporate services. As of June 30, 2026, the cumulative offering costs incurred by the Company were $2,106, and $1,229 were deferred and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and six months ended June 30, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. For the three and six months ended June 30, 2026, the Company incurred realized losses on foreign currency transactions of $3 and $5, respectively.

For the three and six months ended June 30, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $53,230 and $76,043, respectively.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and six months ended June 30, 2026 and 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three and six months ended June 30, 2026, net increase in net assets resulting from operations was $47,251 and $69,305 respectively.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value” or "Transactional NAV") corresponds to the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of June 30, 2026:

Components of Transactional Net Asset Value	June 30, 2026
Assets at fair value (cost of $500,848)	$576,949
Cash and cash equivalents	305,868
Other assets	12,645
Other liabilities	(5,840)
Accrued performance allocation	(8,305)
Management fee payable	(435)
Accrued shareholder servicing fees (1)	(149)
Transactional Net Asset Value	$880,734
Number of outstanding shares	31,025,672

(1)
Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes.

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of June 30, 2026:

	Class I	Class A-I	Class A-S	Class M-I	Class M-S	Class H	Class E	Class Q	Class T	Total
Transactional Net Asset Value	$11	$648,176	$75,214	$18,314	$27,709	$1	$111,155	$1	$152	$880,734
Number of outstanding Shares	400	22,757,511	2,650,024	700,102	1,060,757	40	3,851,545	40	5,253	31,025,672

Transactional Net Asset Value Per Share as of June 30, 2026	$28.35	$28.48	$28.38	$26.16	$26.12	$29.01	$28.86	$29.01	$29.01

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value:

June 30, 2026
GAAP Net Asset Value	$876,730
Adjustments:
Accrued shareholder servicing fees (1)	4,004
Transactional Net Asset Value	$880,734

(1) Represents an adjustment to reflect shareholder servicing fees related to Class A-S and Class M-S as they are accrued on a monthly basis.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of June 30, 2026.

Level III Assets	Fair Value June 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation From an Increase in Input
Portfolio companies	$576,949	Inputs to market comparables and transaction price/other	Weight ascribed to Market Comparables	21.1%	0% - 100%	(4)
			Weight ascribed to Discounted Cash Flow	40.6%	0% - 100%	(5)
			Weight ascribed to Transaction Price/Other	38.3%	0% - 100%
		Market Comparables	Enterprise Value / EBITDA Multiple	15.1x	11.8x - 18.7x	Increase
		Discounted Cashflows	Weighted Average Cost of Capital	12.5%	9.2% - 15.0%

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments.
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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of June 30, 2026:

	June 30, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (3)	0.25% decrease	+1.30%
	0.25% increase	-1.40%

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

As of June 30, 2026, the Company had $305,868 in cash and cash equivalents, which primarily includes $305,721 of investment in money market funds.

As of June 30, 2026 and December 31, 2025, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $405,598 for the six months ended June 30, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $711,465 for the six months ended June 30, 2026 which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on February 1, 2026, through June 30, 2026, the Company has sold approximately $711,451 of Investor Shares for cash as part of the Private Offering.

On January 30, 2026, the Company issued 40 Class H Shares to the Manager for aggregate consideration of $1.

Contractual Obligations

See Note 9. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to June 30, 2026.

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

For purposes of calculating the Company’s Transactional NAV, which corresponds to the price at which the Company sells and repurchases its shares, (i) contingent tax liabilities of certain special purpose vehicles that are not expected to be recognized due to the expected structure of the divestment of the associated underlying portfolio company may not be recognized as a reduction to Transactional NAV as of the relevant valuation date (although actual tax liabilities of those same special purpose vehicles may be taken into account in determining the fair value of the associated underlying portfolio company) and (ii) the Company recognizes shareholder servicing fees and distribution fees as a reduction to Transactional NAV on a monthly basis as such fee is accrued. Under GAAP, the Company accrues the cost of the shareholder servicing fees and distribution fees for the estimated life of the relevant Company shares as an offering cost at the time the Company sells such shares.

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

For the three and six months ended June 30, 2026, we recorded a change in net unrealized depreciation on foreign currency forward contracts of $0 and $53, respectively, in the Consolidated Statements of Operations.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

See Note 6. Related Party Transactions for a description of certain transactions and relationships with related parties.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended June 30, 2026. Our exposure to market risks primarily relates to movements in the fair value of portfolio companies. The fair value of portfolio companies may fluctuate in response to changes in the values of portfolio companies, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of June 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of June 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $57,695, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of June 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a net increase in net assets resulting from operations of $9.3, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of June 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2026