Form 10-Q
period 2026-09-30
EQT Infrastructure Co LLC
filed 2026-11-13
CIK 2032019

i

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, the registrant had the following shares outstanding: 32,385,474 Class A-I Shares, 4,148,543 Class A-S Shares, 1,737,549 Class M-I Shares, 2,091,019 Class M-S Shares, 161,965 Class M-I-TE Shares, 305,772 Class M-S-TE Shares, 400 Class I Shares, 3,851,545 Class E Shares, 40 Class Q Shares, 7,786 Class T Shares and 40 Class H Shares. The number of Shares outstanding excludes November 1, 2026 subscriptions since the issuance prices are not yet finalized as of the date of this filing. As of November 13, 2026, no Class D Shares, Class S Shares or Class A-D Shares were outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EQT Infrastructure Company LLC

Consolidated Statements of Assets and Liabilities (Unaudited)

(Amounts in Thousands, Except Share Data)

	September 30, 2026	December 31, 2025
Assets
Investments, at fair value (cost: $767,798 and $0, respectively)	$886,648	$-
Foreign currency forward contracts, at fair value	3,462
Cash and cash equivalents	332,673	1
Cash in foreign currencies, at fair value (cost: $149 and $0, respectively)	146	-
Interest receivable	3,541	-
Deferred offering costs	703	2,106
Due from Manager	14,498	7,501
Total assets	1,241,671	9,608

Liabilities
Management fee payable, net	792	-
Accrued performance allocation	13,624	-
Foreign currency forward contracts, at fair value	66	-
Legal and professional fees payable	4,386	1,782
Accrued shareholder servicing fees	6,852	-
Offering costs payable	2,106	2,106
General and administrative expenses payable	977	514
Organization costs payable	333	4,850
Directors' fees and expenses payable	80	355
Other payables	384	-
Total liabilities	29,600	9,607

Commitments and contingencies (Note 9)
Net assets	$1,212,071	$1

Net assets are comprised of:
Class A-I Shares, 29,912,646 and 0 shares authorized, issued and outstanding, respectively	883,172	-
Class A-S Shares, 3,790,217 and 0 shares authorized, issued and outstanding, respectively	107,067	-
Class M-I Shares, 1,661,398 and 0 shares authorized, issued and outstanding, respectively	45,052	-
Class M-S Shares, 1,959,444 and 0 shares authorized, issued and outstanding, respectively	50,916
Class M-S-TE Shares, 285,161 and 0 shares authorized, issued and outstanding, respectively	7,077	-
Class M-I-TE Shares, 120,639 and 0 shares authorized, issued and outstanding, respectively	3,126
Class E Shares, 3,851,545 and 0 shares authorized, issued and outstanding, respectively	115,449	-
Class H Shares, 40 and 0 shares authorized, issued and outstanding, respectively	1	-
Class I Shares, 400 and 0 shares authorized, issued and outstanding, respectively	12	-
Class Q Shares, 40 and 40 shares authorized, issued and outstanding, respectively	1	1
Class T Shares, 6,546 and 0 shares authorized, issued and outstanding, respectively	198	-
Net assets	$1,212,071	$1

Shares outstanding	41,588,076	40

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Operations (Unaudited)

(Amounts in Thousands)

	For The Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income
Interest income	$3,714	$-	$7,589	$-
Total investment income	3,714	-	7,589	-

Operating expenses
Management fee, net	357	-	792	-
Performance allocation	5,319	-	13,624	-
Legal and professional fees	970	77	7,703	987
Deferred offering costs amortization	527	-	1,404	-
Organization costs	-	234	-	2,309
Directors' fees and expenses	119	116	349	240
General and administrative expenses	451	-	1,207	-
Total operating expenses	7,743	427	25,079	3,536
Expenses recouped/(reimbursed) by Manager	88	(427)	(6,630)	(3,536)

Net operating expenses	7,831	-	18,449	-

Net investment income/(loss)	(4,117)	-	(10,860)	-

Net realized gain/(loss) on foreign currency transactions:
Foreign currency transactions	(544)	-	(539)	-

Net change in unrealized appreciation/(depreciation) on investments, foreign currency forward contracts, and foreign currency translation:
Investments	46,429	-	124,687	-
Foreign currency forward contracts	3,449	-	3,396	-
Foreign currency translation	(3,680)	-	(5,842)	-

Total net change in unrealized appreciation/(depreciation)	46,198	-	122,241	-

Total realized gain/(loss) and change in unrealized appreciation/(depreciation)	45,654	-	121,702	-

Net increase in net assets resulting from operations	$41,537	$-	$110,842	$-

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Changes in Net Assets (Unaudited)

(Amounts in Thousands)

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class M-S-TE Shares	Class M-I-TE Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at July 1, 2026	$648,176	$72,345	$18,314	$26,575	$-	$-	$111,155	$1	$11	$1	$152	$876,730
Consideration from the issuance of shares	204,887	32,693	25,250	23,585	7,164	3,035	-	-	-	-	37	296,651
Transfer in/out	140	(140)	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	(1,549)	-	(991)	(307)	-	-	-	-	-	-	(2,847)
Net investment income/(loss)	(3,457)	(404)	(141)	(181)	(27)	(11)	104	-	-	-	-	(4,117)
Net realized gain/(loss)	(394)	(49)	(20)	(24)	(3)	(2)	(52)	-	-	-	-	(544)
Net change in unrealized appreciation/(depreciation)	33,820	4,171	1,649	1,952	250	104	4,242	-	1	-	9	46,198
Balance at September 30, 2026	$883,172	$107,067	$45,052	$50,916	$7,077	$3,126	$115,449	$1	$12	$1	$198	$1,212,071

Balance at January 1, 2026	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	801,410	103,093	43,006	50,357	7,164	3,035	100,000	1	10	-	174	1,108,250
Transfer in/out	140	(140)	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	(4,564)	-	(2,151)	(307)	-	-	-	-	-	-	(7,022)
Net investment income/(loss)	(9,236)	(1,044)	(213)	(336)	(27)	(11)	6	-	-	-	1	(10,860)
Net realized gain/(loss)	(390)	(49)	(20)	(24)	(3)	(2)	(51)	-	-	-	-	(539)
Net change in unrealized appreciation/(depreciation)	91,248	9,771	2,279	3,070	250	104	15,494	-	2	-	23	122,241
Balance at September 30, 2026	$883,172	$107,067	$45,052	$50,916	$7,077	$3,126	$115,449	$1	$12	$1	$198	$1,212,071

See notes to consolidated financial statements.

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class M-S-TE Shares	Class M-I-TE Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at January 1, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	-	-	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	-	-	-	-	-	-	-	-	-	-	-
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class M-S-TE Shares	Class M-I-TE Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares	Total Net Assets
Balance at July 1, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1
Consideration from the issuance of shares	-	-	-	-	-	-	-	-	-	-	-	-
Accrued shareholder servicing fees	-	-	-	-	-	-	-	-	-	-	-	-
Net investment income/(loss)	-	-	-	-	-	-	-	-	-	-	-	-
Net realized gain/(loss)	-	-	-	-	-	-	-	-	-	-	-	-
Net change in unrealized appreciation/(depreciation)	-	-	-	-	-	-	-	-	-	-	-	-
Balance at September 30, 2025	$-	$-	$-	$-	$-	$-	$-	$-	$-	$1	$-	$1

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in Thousands)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net increase in net assets resulting from operations	$110,842	$-
Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(124,687)	-
Net change in unrealized (appreciation)/depreciation on foreign currency forward contracts	(3,396)
Net change in unrealized (appreciation)/depreciation on foreign currency translation	5,842	-
Net realized (gain)/loss on foreign currency transactions	539	-
Amortization of deferred offering costs	1,404	-
Acquisition of portfolio companies	(671,486)	-
Proceeds from portfolio companies	3,144	-
Increase/(decrease) in deferred offering costs	(1)	-
Changes in operating assets and liabilities:
Increase in due from Manager	(6,997)	3,536
Increase in interest receivable	(3,541)	-
Increase in deferred offering costs	-	548
Increase in management fee payable, net	792	-
Increase in accrued performance allocation	13,624	-
Decrease in directors’ fees and expenses payable	(101)	(239)
Increase in offering costs payable	-	(548)
Decrease in organization costs payable	(4,517)	(2,309)
Increase in legal and professional fees payable	2,604	(626)
Increase in general and administrative expenses payable	463	(361)
Increase in other payables	384	-
Net cash used in operating activities	(675,088)	1

Financing activities
Shareholder servicing fees, paid	(170)	-
Proceeds from issuance of shares	1,008,076	-
Net cash provided by financing activities	1,007,906	-

Net increase in cash and cash equivalents and foreign currencies at fair value	332,818	1

Cash and cash equivalents and foreign currencies at fair value, beginning of period	1	-
Cash and cash equivalents and foreign currencies at fair value, end of period	$332,819	$1

Supplemental disclosure of operating activities
Class T Shares issued for director's fees (1)	$174	$-

Supplemental disclosure of non-cash financing activities
Class E Shares issued in exchange for investment acquisitions	$100,000	$-
Change in shareholder servicing fees	$6,681	$-

(1)
During the period, the non-cash component of director fees was settled through the issuance of Class T Shares, recognized at grant‑date fair value as compensation expense and reflected as a non‑cash financing activity.

See notes to consolidated financial statements.

EQT Infrastructure Company LLC

Condensed Consolidated Schedule of Investments as of September 30, 2026 (Unaudited)

(Amounts in Thousands)

Issuer	Asset	Geography (1)(2)	Currency	Valuation Level	Estimated Fair Value	Estimated Fair Value as a Percentage of Net Assets
Portfolio Companies
Transportation & Logistics (4.49%)
Other investment in portfolio company (3)		(4)	Various	III	54,434	4.49%
Energy & Environmental (49.18%)
Steel River Energy Center	Equity interest held through CCR Steel River Topco, LP	North America	USD	III	106,741	8.81%
Kelda Holdings Limited	Equity interest held through Glacier Lux Topco S.à r.l.	Europe	GBP	III	76,212	6.29%
Scale Microgrids	Equity interest held through Stallion Aggregator LP	North America	USD	III	129,997	10.73%
Urbaser	Equity interest held through Gallardo Aggregator SCSP	Europe	EUR	III	101,966	8.41%
Reworld Waste	Equity interest held through Covert Aggregator, LP	North America	Various	III	75,102	6.20%
Other investments in portfolio companies (3)		(5)	Various	III	105,976	8.74%

Financial (2.06%)
Other investment in portfolio company		(6)	Various	III	25,000	2.06%

Technology (17.43%)
EdgeConneX	Equity interest held through EQT AI Deal Aggregator SCSP and McHerndon Aggregator SCS	North America	USD	III	86,846	7.17%
Other investment in portfolio companies (3)		(7)	Various	III	124,374	10.26%

Total Portfolio Companies (cost of $767,798)					886,648	73.2%

Derivative Instruments
Foreign currency forward contracts				II	3,396	0.28%

Total Derivative Instruments					3,396	0.28%

Money Market Funds
Morgan Stanley Liquidity Government Institutional Fund		North America	USD	I	166,300	13.72%
JP Morgan US Government Capital Fund		North America	USD	I	166,297	13.72%
Total Money Market Funds (cost $332,597)					332,597	27.44%

Total Investments, Forward Contracts and Money Market Funds (cost of $1,100,395)					$1,222,641	100.88%

(1)
The fair value is domiciled across North America 51.50% and Europe 21.66%.
(2)
The portfolio's cost is domiciled across North America $512,795 and Europe $255,003.
(3)
There were no single investments included in this category that exceeded 5% of net assets.
(4)
4.49% of fair value shown is domiciled in Europe.
(5)
2.47% of fair value shown is domiciled in Europe, 6.27% in North America.
(6)
2.06% of fair value shown is domiciled in North America.
(7)
10.26% of fair value shown is domiciled in North America.

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

EQIC conducts a continuous private offering of its investor shares on a monthly basis in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), (i) to accredited investors (as defined in Regulation D under the Securities Act) and (ii) in the case of shares sold outside of the United States, to persons that are not “U.S. persons” (as defined in Regulation S under the Securities Act). As of September 30, 2026, the Company offers the following classes of investor shares: Class I Shares, Class D Shares, Class S Shares, Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares (collectively, the “Investor Shares”).

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

Cash and Cash Equivalents

Cash, including cash denominated in foreign currencies, represents cash deposits held at financial institutions or in money market funds with maturities of three or fewer months at the time of acquisition. As of September 30, 2026 and December 31, 2025, the amount of cash and cash equivalents was $332,819 and $1, respectively. Money market funds are valued at net asset value per share and are categorized as Level I as shown in Note 4. Fair Value Measurements - Investments.

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

Organization and Offering Costs

Organization costs are expensed as incurred. Organization costs consist of costs incurred to establish the Company and enable it legally to do business. Organization costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For the nine months ended September 30, 2026 and 2025, the Company incurred organization costs of $0 and $2,309, respectively.

Offering costs include registration fees and legal fees regarding the preparation of the initial registration statement on Form 10. Offering costs are accounted for as deferred costs until operations begin. Offering costs will be reimbursed by the Manager, subject to potential recoupment as described in Note 6. Related Party Transactions. For continuous offerings, offering costs are then amortized over the first twelve months of operations on a straight-line basis. For the nine months ended September 30, 2026 and 2025, Deferred Offering costs amortization was $1,404 and $0, respectively. Deferred Offering costs amortization was $527 and $0 for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31,2025, the cumulative offering costs incurred by the Company of $703 and $2,106, respectively, were deferred and recorded as Deferred Offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

3.
Investments

Acquisitions for the nine months ended September 30, 2026

Class E Issuances

•
On February 1, 2026, the Company issued to EQT Holdings AB, an indirect subsidiary of EQT AB, a total of approximately 394,158 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Ju:niz Energy GmbH, a battery energy storage system developer and operator.
•
On February 20, 2026, the Company issued to EQT Holdings AB a total of approximately 997,242 Class E Shares, valued at $25.00 per Class E Share, in exchange for the contribution to the Company of ownership interests in Constellation Cold Logistics, a provider of temperature-controlled storage infrastructure.

•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB, each an indirect subsidiary of EQT AB, a total of 505,035 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Holdings AB's ownership interests in Waga Energy SA, a leader in renewable natural gas production.
•
On March 27, 2026, the Company issued to EQT Holdings AB and EQT Investments AB a total of 542,416 Class E Shares, valued at $25.81 per Class E Share, in exchange for the contribution to the Company of EQT Investments AB's ownership interests in EdgeConneX (previously held through McNair Parent Coöperatief), a global data center provider.
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
•
On March 27, 2026, the Company purchased from EQT Investments AB ownership interests in EdgeConneX, a global data center provider, for an aggregate amount of $6,010.
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
•
On June 29, 2026, the Company purchased from EQT Investments AB ownership interests in EdgeConneX, a global data center provider, for an aggregate amount of $10,500.
•
On June 29, 2026, the Company acquired ownership interest in EdgeConneX, a global data center provider, for an aggregate amount of $5,000.

•
On July 21, 2026, the Company made an additional investment in Steel River Energy Center, a leading vertically integrated renewable energy platform, for an aggregate amount of $4,226.
•
On July 27, 2026, the Company purchased from EQT Investments AB ownership interests in A-Train AB, Sweden’s flagship high-speed airport rail service connecting Stockholm Central Station and Arlanda Airport, for an aggregate amount of $23,935.
•
On July 27, 2026, the Company purchased from EQT Holdings AB additional ownership interests in Reworld Waste, a leading sustainable waste solutions provider, for an aggregate amount of $26,871.
•
On August 7, 2026, the Company made an additional investment in Ju:niz Energy, a battery energy storage system developer and operator, for an aggregate amount of $1,248.
•
On August 28, 2026, the Company acquired ownership interests in Americold, a global leader in temperature-controlled logistics real estate and value-added cold chain services, for an aggregate amount of $25,000.
•
On September 11, 2026, the Company made an additional investment in Scale Microgrids, a leading vertically integrated developer, acquirer, owner, and operator of microgrids, for an aggregate amount of $32,572.
•
On September 15, 2026, the Company acquired ownership interests in Urbaser, a leading provider of essential services across the waste value chain, including waste collection, municipal and industrial waste treatment, recycling and resource recovery, for an aggregate amount of $104,689.
•
On September 23, 2026, the Company acquired ownership interests in Duck Creek Solar, a solar and battery storage facility, and Soleil Solar, one of America’s largest solar-plus-energy-storage projects, for an aggregate amount of $42,394.
•
On September 29, 2026, the Company made an additional investment in Steel River Energy Center, a leading vertically integrated renewable energy platform, for an aggregate amount of $8,901.
4.
Fair Value Measurements—Investments

The following table presents fair value measurements of investments, by major class, as of September 30, 2026, according to the fair value hierarchy:

September 30, 2026
Investments	Level I	Level II	Level III	Fair Value
Portfolio companies	$-	$-	$886,648	$886,648
Investments in Money Market Funds	332,597	-	-	332,597
Foreign currency forward contracts	-	3,396	-	3,396
Total	$332,597	$3,396	$886,648	$1,222,641

The following table provides a reconciliation of the beginning and ending balances for investments that use Level III inputs for the nine months ended September 30, 2026.

Investments	Balance as of January 1, 2026	Purchases	Proceeds from investments	Net change in unrealized appreciation on investments	Net change in unrealized depreciation on foreign currency translation	Balance as of September 30, 2026
Portfolio companies	$-	$771,486	$(3,144)	$124,687	$(6,381)	$886,648

The following tables present the quantitative information about Level III fair value measurements of the Company’s portfolio companies as of September 30, 2026:

Level III Assets	Fair Value September 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation From an Increase in Input
Portfolio companies	$886,648	Inputs to market comparables and transaction price/other	Weight ascribed to Market Comparables	20.3%	0% - 100%	(4)
			Weight ascribed to Discounted Cash Flow	48.6%	0% - 100%
			Weight ascribed to Transaction Price/Other	31.1%	0% - 100%	(5)

		Market Comparables	Enterprise Value / EBITDA Multiple	18.3x	13.7x - 20.0x	Increase (3)
		Discounted Cashflows	WACC	12%	9.2% - 19.3%	Decrease (3)

	September 30, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (1) (2)	0.25% decrease	+2.40%
	0.25% increase	-2.40%

(1)
In determining the inputs, management evaluates a variety of factors including economic conditions, industry and market developments, market valuations of comparable companies, and company-specific developments including exit strategies and realization opportunities. The Manager has determined that market participants would take these inputs into account when valuing the investments. Inputs include unlevered discount rate for certain Infrastructure Assets.
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

5.
Derivatives

The Company enters into foreign currency forward contracts to hedge against foreign currency exchange rate risk on its non-U.S. dollar denominated securities or to facilitate settlement of foreign currency denominated transactions. A foreign currency forward contract is an agreement between two parties to buy and sell a currency at a set price with delivery and settlement at a future date. These contracts are marked-to-market by recognizing the difference between the contract forward exchange rate and the forward market exchange rate on the last day of the period as unrealized appreciation or depreciation. When a foreign currency forward contract is closed, through either delivery or offset by entering into another foreign currency forward contract, the Company recognizes realized appreciation or depreciation equal to the difference between the value of the contract at the time it was opened and the value of the contract at the time it was closed. Foreign currency forward contracts involve elements of market risk in excess of the amounts reflected on the Consolidated Statements of Assets and Liabilities. The Company’s primary risk related to hedging is the risk of an unfavorable change in the foreign exchange rate underlying the foreign currency forward contract.

The table below summarizes the aggregate notional amount and fair value of the derivative instruments. The notional amount, which is presented in both base and local currency, represents the absolute value amount of the foreign exchange contracts in thousands:

September 30, 2026
Assets
	Notional (Base Currency)	Notional (Local Currency)		Fair Value
Derivative Instruments
Foreign currency contracts (EUR)	$123,572	€105,762		$2,625
Foreign currency contracts (GBP)	$14,053	£10,380		270
Foreign currency contracts (SEK)	$18,295	175,132	kr	567
				$3,462

September 30, 2026
Liabilities
	Notional (Base Currency)	Notional (Local Currency)		Fair Value
Derivative Instruments
Foreign currency contracts (GBP)	$41,267	£31,140		$(66)
				$(66)

For the three and nine months ended September 30, 2026, the Company recognized unrealized appreciation on Foreign currency forward contracts of $3,449 and $3,396, respectively.

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

Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares have equal rights and privileges with the Company’s Class D Shares, Class A-D Shares, Class I Shares, Class A-I Shares, Class S Shares, and Class A-S Shares, except that Class S Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares pay a sales load and dealer manager fee; Class I Shares, Class A-I Shares, Class M-I Shares and Class M-I-TE Shares do not pay a servicing fee; and Class A-I, Class A-D, Class A-S, Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares pay a lower management fee rate. Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares are not entitled to nominate, remove or participate in the appointment of directors of the Company.

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

Pursuant to the Management Agreement, the Manager is entitled to receive a Management Fee from the Company. The Management Fee is payable monthly in arrears in an amount equal to (i) 1.25% per annum of the month-end NAV attributable to Class I Shares, Class D Shares, Class S Shares and Class E Shares and (ii) 1.00% per annum of the month-end NAV attributable to Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares, Class M-S Shares, Class M-S-TE Shares and Class

M-I-TE Shares for a 33-month period following the Initial Offering and such Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares Class M-S Shares, Class M-S-TE Shares and Class M-I-TE Shares will receive a Management Fee waiver for a 9-month period following the Initial Offering, and 1.25% per annum of the month-end NAV attributable to such Class A-I Shares, Class A-D Shares, Class A-S Shares, Class M-I Shares, Class M-S Shares, Class M-S-TE Shares and Class M-I-TE Shares thereafter, each before giving effect to any accruals for the Management Fee, the servicing fee (the "Servicing Fee"), the Performance Allocation, share repurchases for that month, any distributions and without taking into account any taxes (whether paid, payable, accrued or otherwise) of any intermediate entity through which the Company indirectly acquires and holds a portfolio company, as determined in the good faith judgment of the Manager. Such Management Fee is calculated based on the Company’s transactional net asset value (the "Transactional NAV"), which is the price at which the Company sells and repurchases its Shares. The Management Fee may be paid, at the Manager’s election, in cash or Class T Shares.

For the nine months ended September 30, 2026 and 2025 the Company recognized Management Fees of $792 and $0, respectively, in the Consolidated Statements of Operations, of which $792 was payable at period end and included in “Management Fee Payable, net” in the accompanying Consolidated Statements of Assets and Liabilities. The gross Management Fee of $5,263 was offset by the $4,471 management fee waiver to arrive at the net Management Fee of $792.

For the three months ended September 30, 2026 and 2025 the Company recognized Management Fees of $357 and $0, respectively.

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

For the nine months ended September 30, 2026 and 2025 the Company recognized a Performance Allocation of $13,624 and $0, respectively in the Consolidated Statements of Operations. As of September 30, 2026 $13,624 was accrued for and included in an accrued Performance Allocation in the accompanying Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2026 and 2025 the Company recognized a Performance Allocation of $5,319 and $0, respectively.

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

The following table reflects the amounts subject to recoupment pursuant to the Expense Limitation Agreement and the expiration for future possible recoupments by the Manager as of September 30, 2026:

	Amount	Last Expiration Date
June 30, 2024 (From June 20 to June 30, 2024)	$1,639	June 30, 2029
September 30, 2024	890	September 30, 2029
December 31, 2024	115	December 31, 2029
March 31, 2025	1,610	March 31, 2030
June 30, 2025	1,499	June 30, 2030
September 30, 2025	427	September 30, 2030
December 31, 2025	1,234	December 31, 2030
March 31, 2026	5,278	March 31, 2031
June 30, 2026	1,440	June 30, 2031
Total	$14,132

For the nine months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $6,630 and $3,536, respectively.

For the three months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $0 and $427.

For the three months ended September 30, 2026 and 2025, the Manager recouped expenses of $88 and $0, respectively. The $88 recouped reduced the amount subject to recoupment for the period ended June 30, 2024.

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

Servicing Fee

The Company pays the Dealer-Manager ongoing shareholder servicing fees of (i) 0.85% of NAV per annum for Class S Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares and (ii) 0.25% of NAV per annum for Class D Shares and Class A-D Shares, in each case accrued monthly and payable quarterly (collectively, the “Servicing Fee”). Such Servicing Fee is calculated based on the Company’s transactional net asset value, which is the price at which the Company sells and repurchases its Shares. None of the Class I Shares, Class A-I Shares, Class M-I Shares, Class M-I-TE Shares or the EQT AB Group Shares incur the Servicing Fee. The Dealer-Manager generally expects to reallow the Servicing Fee to participating broker dealers and other intermediaries.

Under GAAP, the Company accrues the cost of the Servicing Fees, as applicable, for the estimated life of the shares as an offering cost at the time we sell Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, Class M-S-TE and Class M-S Shares.

The Manager remits payment of the ongoing Servicing Fees on behalf of the Company and is reimbursed by the Company for such payments.

As of September 30, 2026 and December 31, 2025, the Company has accrued $6,852 and $0, respectively, of Servicing Fees payable to the Dealer Manager related to Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, Class M-S-TE and Class M-S Shares sold.

7.
Net Assets

The following table is a summary of share activity during the nine months ended September 30, 2026 and shares outstanding as of September 30, 2026 and January 1, 2026:

	Shares Outstanding as of January 1, 2026	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2026
Class A-I Shares	-	29,912,646	-	140,000	30,052,646
Class A-S Shares	-	3,790,217	-	(140,000)	3,650,217
Class M-I Shares	-	1,661,398	-	-	1,661,398
Class M-S Shares	-	1,959,444	-	-	1,959,444
Class M-I-TE Shares	-	120,639	-	-	120,639
Class M-S-TE Shares	-	285,161	-	-	285,161
Class E Shares	-	3,851,545	-	-	3,851,545
Class H Shares	-	40	-	-	40
Class I Shares	-	400	-	-	400
Class Q Shares	40	-	-	-	40
Class T Shares	-	6,546	-	-	6,546
Total	40	41,588,036	-	-	41,588,076

The following table is a summary of share activity during the nine months ended September 30, 2025 and shares outstanding as of September 30, 2025 and January 1, 2025:

	Shares Outstanding as of January 1, 2025	Shares Issued During the Period	Shares Repurchased During the Period	Transfers in/(out) during the Period	Shares Outstanding as of September 30, 2025
Class Q Shares	40	-	-	-	40
Total	40	-	-	-	40

Share Repurchase

On April 30, 2026, the Board adopted a revised share repurchase plan (the “Share Repurchase Plan”), which amended and restated the share repurchase plan dated as of January 30, 2026, to reflect the addition of certain classes of shares, such that the Share Repurchase Plan applies to the Company’s Class M-I Shares, Class M-S Shares, Class M-I-TE Shares and Class M-S-TE Shares. Pursuant to the Share Repurchase Plan, the Company’s shareholders may request that the Company repurchase all or a portion of their shares, subject to the terms and limitations contained in the Share Repurchase Plan. No Share Repurchases were made through September 30, 2026.

8.
Distributions

The Company did not declare or pay any distributions during the nine months ended September 30, 2026.

9.
Commitments and Contingencies

Funding Commitments and Others

The Company had $308,500 and $0 in unfunded commitments in portfolio companies as of September 30, 2026 and December 31, 2025, respectively.

Litigation

As of September 30, 2026, the Company was not subject to any material litigation nor was the Company aware of any material litigation threatened against it.

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

11.
Financial Highlights

The following is a schedule of the financial highlights of the Company attributed to each class of Shares for the nine months ended September 30, 2026:

	Class A-I Shares	Class A-S Shares	Class M-I Shares	Class M-S Shares	Class M-S-TE Shares	Class M-I-TE Shares	Class E Shares	Class H Shares	Class I Shares	Class Q Shares	Class T Shares
Per share data attributed to shares (1)
Net asset value per share at beginning of period (January 1, 2026)	$-	$-	$-	$-	$-	$-	$-	$-	$-	$25.00	$-
Consideration from the issuance of shares, net (9)	26.79	27.23	25.89	25.70	25.12	25.16	25.96	25.00	25.00	-	26.62
Transfer in/out (2)	0.01	(0.07)	-	-	-	-	-	-	-	-	-
Shareholder servicing fees (2)	-	(2.32)	-	(2.95)	(4.61)	-	-	-	-	-	-
Net investment income/(loss) (2)	(0.52)	(0.53)	(0.38)	(0.46)	(0.40)	(0.42)	-	-	-	-	0.22
Net realized and change in unrealized appreciation (2)	3.25	3.94	1.61	3.69	4.71	1.18	4.01	5.23	4.31	5.23	3.38
Net increase/(decrease) in net assets attributed to shareholders	$29.53	$28.25	$27.12	$25.98	$24.82	$25.92	$29.97	$30.23	$29.31	$5.23	$30.22
Net asset value per share at the end of period (September 30, 2026)	$29.53	$28.25	$27.12	$25.98	$24.82	$25.92	$29.97	$30.23	$29.31	$30.23	$30.22
Weighted average of shares outstanding at end of the period (September 30, 2026)	17,727,765	1,963,671	566,497	729,611	66,762	26,458	2,986,067	36	356	40	4,464

Ratio/Supplemental data for Shares:
Ratios to net asset value (3)(4)(8):
Operating expenses before expenses reimbursed by Manager	2.59%	2.34%	1.09%	1.16%	1.44%	0.24%	2.89%	1.96%	6.75%	1.96%	1.19%
Operating expenses reimbursed by Manager	(1.18)%	(0.78)%	(0.37)%	(0.25)%	(0.18)%	(0.03)%	(1.57)%	(1.54)%	(2.02)%	(1.54)%	(1.16)%
Operating expenses after expenses reimbursed by Manager (6)	1.41%	1.56%	0.72%	0.91%	1.26%	0.21%	1.32%	0.42%	4.73%	0.42%	0.03%
Performance Allocation	2.08%	2.00%	1.09%	1.13%	1.59%	0.26%	0.00%	0.00%	0.00%	0.00%	0.00%
Total operating expenses (5)	3.49%	3.56%	1.81%	2.04%	2.85%	0.47%	1.32%	0.42%	4.73%	0.42%	0.03%

Net investment income/(loss) (5)(6)	(2.18)%	(2.22)%	(1.04)%	(1.29)%	(0.73)%	(0.70)%	0.01%	0.00%	0.00%	0.00%	0.80%
Total GAAP return attributed to Shares based on net asset value (7)	18.12%	13.00%	8.48%	3.92%	(0.72)%	3.68%	19.88%	20.92%	17.24%	20.92%	20.88%
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

12.
Subsequent Events

The Company has evaluated subsequent events through November 13, 2026, the date on which the Consolidated Financial Statements were available to be issued, and concluded that, except as disclosed below, no additional subsequent events have occurred that require adjustment to or disclosure in the consolidated financial statements.

Unregistered Sales of Equity Securities

On October 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $92,125, at a price per Investor Share equal to Transactional NAV per share for the applicable class, which corresponds to the price at which the Company sells and repurchases its shares. The following table provides details on the Investor Shares sold by the Company:

Class	Aggregate Number of Shares Sold (1,2)	Aggregate Consideration(1)
Class M-S-TE	20,611	$533
Class A-I	2,512,290	74,175
Class A-S	358,326	10,521
Class M-I-TE	41,326	1,071
Class M-I	76,151	2,065
Class M-S	139,153	3,760
Total		$92,125

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares sold on October 1, 2026, following the calculation of the Company’s Transactional NAV per share as of September 30, 2026.

The offer and sale of the Investor Shares were exempt from the registration provisions of the Securities Act by virtue of Section 4(a)(2), including Regulation D (for sales to accredited investors) and/or Regulation S (for sales to non-U.S. investors outside of the United States) thereunder.

Subscriptions totaling $52,945 were received and accepted on November 1, 2026. The number of shares to be issued will be determined based on the NAV as of October 31, 2026, once finalized.

Share Repurchases

On November 5, 2026, the Company repurchased 39,462 shares of Class A-I and 7,578 shares of Class M-S, pursuant to the repurchase plan, at a price per share of $29.53 and $27.02, respectively.

Class	Aggregate Number of Shares Repurchased (1)(2)	Aggregate Consideration (1)
A-I Shares	39,462	$1,107
M-S Shares	7,578	195
Total	47,040	$1,302

(1)
Share and dollar amounts are rounded to the nearest whole number.
(2)
The Company finalized the number of Investor Shares repurchased on November 5, 2026, following the calculation of the Company’s Transactional NAV per share as of September 30, 2026.

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

All dollar amounts in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” are in thousands except shares and per share data, unless otherwise noted (for example, with the word “million” or otherwise).

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

Recent Developments

As of October 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $92,125. As of November 1, 2026, the Company sold Investor Shares to third-party investors for cash for aggregate consideration of approximately $52,945.

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

Operating Results Highlights

During the three and nine months ended September 30, 2026, we raised aggregate subscription proceeds of $296,614 and $1,008,076, respectively, related to Investor Shares. These subscription proceeds were used, in part, to acquire our interests in sixteen portfolio companies totaling $767,798 for the nine months ended September 30, 2026.

The details of total returns on Investor Share classes are shown in the following table:

Transactional Net Asset Value Total Returns	Class A-I Shares	Class A-S Shares	Class I Shares	Class M-I Shares	Class M-S Shares	Class M-I-TE Shares	Class M-S-TE Shares
Share Class Inception Date	2/1/2026	2/1/2026	2/1/2026	5/1/2026	5/1/2026	7/1/2026	7/1/2026
Three months ended September 30, 2026	3.66%	3.44%	3.37%	3.66%	3.44%	3.66%	3.44%

Inception to date annualized as of September 30, 2026 (1)	18.10%	17.44%	17.24%	8.47%	8.08%	N/A	N/A

(1)
“Inception to date annualized” for a given share class, means total return annualized based on the inception date. Past performance is not indicative of future results. Total returns shown reflect the percent change in our Transactional Net Asset Value per share from the beginning of the applicable period, plus the amount of any distribution per Share declared in the period, and assumes any distributions are reinvested in accordance with our distribution reinvestment plan. The Company did not declare or pay any distributions from inception through September 30, 2026. Share Class M-I-TE and Share Class M-S-TE launched July 1, 2026, therefore three months ended is the annualized performance.

Portfolio Companies

As of September 30, 2026, the Company’s portfolio consisted of twelve portfolio companies, with an aggregate fair value of $886,648. The Company’s portfolio companies were as follows:

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

EdgeConneX	EdgeConneX is a a global data center provider, operating high-powered, purpose-built digital infrastructure for customers.
Kelda Holdings Limited	Kelda Holdings Limited is the parent company of Yorkshire Water, provider of critical water and wastewater services in the Yorkshire region of the United Kingdom
A-Train AB	A-Train AB is the operator of the Arlanda express high-speed rail service.
Americold Realty Trust, Inc.	Americold Realty Trust, Inc. is a global leader in temperature-controlled logistics.
Urbaser	Urbaser is a Spanish waste management infrastructure and environmental services provider.
Duck Creek Power	Duck Creek Power is a solar and battery storage facility.
Soleil Solar	Soleil Solar is one of America's largest solar plus energy storage projects.

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

For the three and nine months ended September 30, 2026, the Company generated $3,714 and $7,589, respectively, of interest income.

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

For the nine months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $6,630 and $3,536, respectively.

For the three months ended September 30, 2026 and 2025, the total amount of expenses to be reimbursed by the Manager was $0 and $427.

For the three months ended September 30, 2026 and 2025, the Manager recouped expenses of $88 and $0, respectively.

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

For the three and nine months ended September 30, 2026, the Company incurred Management Fees of $357 and $792, respectively.

Performance Allocation

EQT AB Group will be allocated a performance allocation (the “Performance Allocation”) as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and nine months ended September 30, 2026, the Company incurred a Performance Allocation fee of $5,319 and $13,624, respectively.

Servicing Fees

EQT Partners BD, LLC will be paid servicing fees as described under Note 6. Related Party Transactions to the consolidated financial statements.

For the three and nine months ended September 30, 2026, the Company incurred Servicing Fees of $315 and $486, respectively. Shareholder servicing fees apply only to Class D Shares, Class S Shares, Class A-D Shares, Class A-S Shares, Class M-S Shares and Class M-S-TE Shares. For purposes of Transactional Net Asset Value, the Company recognizes shareholder servicing fees as a reduction to Transactional Net Asset Value on a monthly basis as such fees are accrued. For purposes of GAAP Net Asset Value, the Company accrues the cost of the shareholder servicing fees for the estimated life of the shares as an offering cost at the time the Company sells shares in the applicable share classes. See “—Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value.”

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

During the three and nine months ended September 30, 2026, we incurred $0 in organization costs, and recorded amortization of offering costs of $527 and $1,404, respectively. For three and nine months ended September 30, 2025, the Company incurred organization costs of $234 and $2,309, respectively. The organization costs relate to legal, accounting, and other corporate services. As of September 30, 2026 and December 31, 2025, the cumulative offering costs incurred by the Company were $2,106 at both dates. Of these costs, $703 and $2,106 , respectively, were unamortized and recorded as deferred offering costs in the accompanying Consolidated Statements of Assets and Liabilities.

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

For the three and nine months ended September 30, 2026, the Company did not dispose of any interests in portfolio companies and did not recognize any realized gain or loss. For the three and nine months ended September 30, 2026, the Company incurred realized losses on foreign currency transactions of $544 and $539, respectively.

For the three and nine months ended September 30, 2026, total net change in unrealized appreciation on investments and foreign currency translation increased by $46,198 and $122,241, respectively.

Provision for Income Taxes

The Company intends to operate so that it will qualify to be treated as a partnership for U.S. federal income tax purposes under the Internal Revenue Code and not a publicly traded partnership taxable as a corporation. The Company operates, in part, through subsidiaries that may be treated as corporations for U.S. and non-U.S. tax purposes and therefore may be subject to current and deferred U.S. federal, state and/or local income taxes at the subsidiary level, resulting in a provision for income taxes. For the three and nine months ended September 30, 2026 and 2025, provision for income taxes was $0.

Changes in Net Assets from Operations

For the three and nine months ended September 30, 2026, net increase in net assets resulting from operations was $41,537 and $110,842 respectively.

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

Transactional Net Asset Value

The Company calculates net asset value per Share in accordance with valuation policies and procedures that have been approved by the Board. The Company’s transactional net asset value (“Transactional Net Asset Value” or "Transactional NAV") corresponds to the price at which the Company sells and repurchases its Shares. The Company’s GAAP net asset value (“GAAP Net Asset Value”) is the Company’s net asset value determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following table provides a breakdown of the major components of the Company’s Transactional Net Asset Value as of September 30, 2026:

Components of Transactional Net Asset Value	September 30, 2026
Assets at fair value (cost $767,798)	$886,648
Cash and cash equivalents	332,819
Other assets	13,381
Other liabilities	490
Accrued performance allocation	(13,624)
Management fee payable	(792)
Accrued shareholder servicing fees (1)	(315)
Transactional Net Asset Value	$1,218,607
Number of outstanding shares	41,588,076

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

The following table provides a breakdown of our total Transactional Net Asset Value and our Transactional Net Asset Value per share by class as of September 30, 2026:

	Class I	Class A-I	Class A-S	Class M-I	Class M-S	Class M-I-TE	Class M-S-TE	Class H	Class E	Class Q	Class T	Total
Transactional Net Asset Value	$12	$883,172	$111,277	$45,052	$52,945	$3,126	$7,374	$1	$115,449	$1	$198	$1,218,607
Number of outstanding Shares	400	29,912,646	3,790,217	1,661,398	1,959,444	120,639	285,161	40	3,851,545	40	6,546	41,588,076

Transactional Net Asset Value Per Share as of September 30, 2026	$29.31	$29.53	$29.36	$27.12	$27.02	$25.92	$25.86	$30.23	$29.97	$30.23	$30.23

Reconciliation of Transactional Net Asset Value to GAAP Net Asset Value

The following table reconciles the Company’s GAAP Net Asset Value to Transactional Net Asset Value:

September 30, 2026
GAAP Net Asset Value	$1,212,071
Adjustments:
Accrued shareholder servicing fees (1)	6,536
Transactional Net Asset Value	$1,218,607

(1) Represents an adjustment to reflect shareholder servicing fees related to Class A-S, Class M-S-TE and Class M-S as they are accrued on a monthly basis.

Valuation Methodologies and Significant Inputs

The following table presents additional information about valuation methodologies and significant inputs used for portfolio company holdings that are valued at fair value as of September 30, 2026.

Level III Assets	Fair Value September 30, 2026	Valuation Methodology	Unobservable Input(s)(1)	Weighted Average(2)	Range	Impact to Valuation From an Increase in Input
Portfolio companies	$886,648	Inputs to market comparables and transaction price/other	Weight ascribed to Market Comparables	20.3%	0% - 100%	(4)
			Weight ascribed to Discounted Cash Flow	48.6%	0% - 100%
			Weight ascribed to Transaction Price/Other	31.1%	0% - 100%	(5)

		Market Comparables	Enterprise Value / EBITDA Multiple	18.3x	13.7x - 20.0x	Increase (3)
		Discounted Cashflows	WACC	12%	9.2% - 19.3%	Decrease (3)

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

Valuations involve subjective judgments and may not accurately reflect realizable value. The assumptions above are determined by the Manager and reviewed by our independent valuation advisor. A change in these assumptions or factors would impact the calculation of the value of our assets. For example, assuming all other factors remain unchanged, the changes listed below would result in the following effects on our asset values as of September 30, 2026:

	September 30, 2026
Input	Hypothetical Change	Infrastructure Asset Values
Weighted Average Cost of Capital (1) (2)	0.25% decrease	+2.40%
	0.25% increase	-2.40%

(1)
Inputs include unlevered discount rate for certain Infrastructure Assets.
(2)
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

Our primary use of cash will be for (i) acquisition of portfolio companies, (ii) the cost of operations (including the Management Fee and Performance Allocation), (iii) debt service of any borrowings, and (iv) periodic repurchases, including pursuant to our Share Repurchase Plan. We did not make repurchases under the Share Repurchase Plan through September 30, 2026.

As of September 30, 2026, the Company had $332,819 in cash and cash equivalents, which primarily includes $332,597 of investment in money market funds.

As of September 30, 2026 and December 31, 2025, we had not declared or paid any distributions.

Cash Flows

Cash used in operating activities

Net cash flow used in operating activities was $675,088 for nine months ended September 30, 2026 and is primarily the result of funding the acquisitions of portfolio companies.

Cash provided by financing activities

Net cash flow provided by financing activities was $1,007,906 for the nine months ended September 30, 2026 which primarily reflects the proceeds from the sale of Investor Shares pursuant to our Private Offering.

Since inception on February 1, 2026, through September 30, 2026, the Company has sold approximately $1,008,075 of Investor Shares for cash as part of the Private Offering.

On January 30, 2026, the Company issued 40 Class H Shares to the Manager for aggregate consideration of $1.

Contractual Obligations

See Note 9. Commitments and Contingencies above for our contractual obligations and commitments with payments due subsequent to September 30, 2026.

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

For the three and nine months ended September 30, 2026, we recorded a change in net unrealized appreciation on foreign currency forward contracts of $3,449 and $3,396, respectively, in the Consolidated Statements of Operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There was no material change to our market risks during the three months ended September 30, 2026. Our exposure to market risks primarily relates to movements in the fair value of portfolio companies. The fair value of portfolio companies may fluctuate in response to changes in the values of portfolio companies, foreign currency exchange rates, and interest rates. The quantitative information provided in this section was prepared using estimates and assumptions that management believes are appropriate. The actual impact of a hypothetical adverse movement in these risks could be materially different from the amounts shown below.

All dollar amounts in “Item 3. Quantitative and Qualitative Disclosures about Market Risk” are in thousands, unless otherwise noted.

Fair Value Risk

All of our portfolio companies will be reported at fair value. Net changes in the fair value of portfolio companies impact the net increase or decrease in net assets resulting from operations in our statements of operations. Based on portfolio companies held as of September 30, 2026, we estimate that an immediate 10% decrease in the fair value of portfolio companies generally would result in a commensurate change in the amount of net increase or decrease in net assets resulting from operations, regardless of whether the portfolio company was valued using observable market prices or management estimates with significant unobservable pricing inputs.

Based on the fair value of the portfolio companies as of September 30, 2026, we estimate that an immediate, hypothetical 10% decline in the fair value of Level III portfolio companies would result in a decline in net increase in net assets resulting from operations of $88,665, if not offset by other factors.

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

We estimate that an immediate, hypothetical 10% decline in the exchange rates between the U.S. dollar and all of the major foreign currencies in which our portfolio companies were denominated as of September 30, 2026 (i.e., an increase in the value of the U.S. dollar against these foreign currencies) would result in a net increase in net assets resulting from operations of $354, net of the impact of foreign exchange hedging strategies, if not offset by other factors.

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

With respect to our business operations, general increases in interest rates over time may cause the interest expense associated with our borrowings to increase and the value of our fixed income investments to decline. Conversely, general decreases in interest rates over time may cause the interest expense associated with our borrowings to decrease, and the value of our debt acquisitions to increase. As of September 30, 2026, we had no indebtedness.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to our Share Repurchase Plan, Shareholders may request on a quarterly basis that we repurchase all or any portion of their Shares. The Company may repurchase fewer Shares than have been requested in any particular quarter to be repurchased under our Share Repurchase Plan, or none at all, in our discretion at any time. In addition, the aggregate NAV of total repurchases of our Investor Shares or Class T Shares under our Share Repurchase Plan will be limited to no more than 5% of our aggregate NAV attributable to such classes of shares per calendar quarter (measured using the average aggregate NAV attributable to Shareholders as of the end of the immediately preceding calendar quarter). We did not make any repurchases under the Share Repurchase Plan during the three months ended September 30, 2026. Subsequent to quarter end, on November 5, 2026, the Company repurchased 47,040 Shares for an aggregate purchase price of $1,302 under the Share Repurchase Plan. See “Part I, Item 1. Business–Share Repurchases” in the 2025 Annual Report for more information regarding our Share Repurchase Plan.

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

Date: November 13, 2026